Form 10-Q
period 2026-03-31
AMASS BRANDS
filed 2026-06-29
CIK 1851491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-43286

AMASS Brands Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-5227282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

860 E Stowell Road Santa Maria, CA	93454
(Address of principal executive offices)	(Zip Code)

(909) 293-8495
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	AMSS	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☐
Yes
☒
No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☒
Yes
☐
No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☐
No
☒

As of
June 2
9
, 2026
, the registrant had a total of
11,424,315
 shares of Common Stock, $0.00001 par value, issued and outstanding.

AMASS BRANDS INC

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business plan and strategy, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Quarterly Report on Form 10-Q may include, but are not limited to, statements about:

•	t he implementation of our business model and our strategic plans for our business, product, services and technology;

•	our commercialization and marketing capabilities and strategy;

•	our ability to establish or maintain collaborations or strategic relationships or obtain additional funding;

•	our competitive position;

•	the scope of protection that we able to establish and maintain for intellectual property rights covering our products, services and technology;

•	developments and projections relating to our competitors and our industry;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements; and

•	the impact of new or existing laws and regulations on our business and strategy.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” of our Prospectus dated May 18, 2026, in any subsequent filing we make with the SEC, as well as in any documents incorporated by reference that describe risks and factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on the forward-looking statements included in this Form 10-Q as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

AMASS BRANDS INC

Amass Brands, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current Assets
Cash and cash equivalents	$991,806	$824,962
Accounts receivable, net	3,107,561	2,317,514
Due from related parties	-	1,389,996
Inventory, net	11,940,537	10,873,408
Interest receivable	68,112	68,112
Prepaid expenses and other current assets	310,305	178,205

Total current assets	16,418,321	15,652,197

Property and equipment, net	8,287	12,369
Intangible assets, net	1,959,039	2,202,579
Goodwill	2,972,280	2,972,280
Securities pledged as collateral, at fair value	3,347,564	3,347,564
Investments at cost	862,419	823,746
Deposits	13,640	14,015

Total assets	$25,581,550	$25,024,750

See accompanying notes to these condensed consolidated financial statements.

Amass Brands, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31 ,
	2026	2025

Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$9,588,404	$8,257,052
Accrued expenses	5,182,409	4,306,428
Secured credit facility, current	2,928,161	3,277,034
Loans payable, current	750,000	897,854
Contract liabilities	2,961,166	3,042,044
Promissory notes payable, current	1,650,000	2,498,714
Derivative liabilities	1,207,705	37,962
Customer deposits	413,838	417,000
Interest payable	484,522	694,649
Obligation under repurchase agreement	400,000	400,000

Total current liabilities	25,566,205	23,828,737

Loans payable	681,570	831,568
Promissory notes payable, net	-	100,000
Convertible notes payable	1,731,710	378,725
SAFE notes	530,668	520,242

Total liabilities	28,510,153	25,659,272

Commitments and contingencies (Note 15)

Stockholders' deficit:
Series B Preferred Stock , $0.00001 par, 27,789,708 shares authorized, 9,044,513 and 8,304,185 shares issued and outstanding and liquidation value of $15,718,978 and $14,634,844 as of March 31, 2026 and December 31, 2025, respectively	89	82
Series A Preferred Stock, $0.00001 par, 873,734 shares authorized, 873,734 shares issued and outstanding and liquidation value of $3,633,038 as of March 31, 2026 and December 31, 2025	9	9
Series Seed Preferred Stock, $0.00001 par , 12,529,020 shares authorized, 12,529,020 shares issued and outstanding and liquidation value of $15,741,343 as of March 31, 2026 and December 31, 2025	125	125
Common stock, 0.00001 par, 250,000,000 and 66,700,000 shares authorized, 3,600,420 and 3,364,984 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	38	34
Additional paid-in capital	39,802,580	37,661,354
Treasury stock, 158,700 and 0 shares at cost as of March 31, 2026 and December 31, 2025, respectively	(1,393,713)	-
Accumulated other comprehensive income	55,172	55,172

Accumulated deficit	(43,740,731)	(40,705,027)

Total Amass stockholders’ deficit	(5,276,431)	(2,988,251)
Non-controlling interest	2,347,828	2,353,729

Total stockholders’ deficit	(2,928,603)	(634,522)

Total liabilities and stockholders' deficit	$25,581,550	$25,024,750

See accompanying notes to these condensed consolidated financial statements.

Amass Brands, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three months ended
	March 31,
	2026	202 5

Net revenues
Spirits & wine revenues	$3,986,436	$4,159,776
Other revenues	162,910	180,768

Total net revenues	4,149,346	4,340,544

Cost of net revenues
Cost of spirits & wine revenues	2,809,393	2,786,867
Cost of other revenues	267,009	338,917

Total cost of net revenues	3,076,402	3,125,784

Gross profit	1,072,944	1,214,760

Operating expenses
Sales and marketing	967,477	993,405
General and administrative	2,516,805	2,118,102
Impairment loss	110,402	-

Total operating expenses	3,594,684	3,111,507

Loss from operations	(2,521,740)	(1,896,747)

Other income (expense)
Interest income	3,709	6,483
Interest expense	(454,856)	(1,544,260)
Change in fair value of derivative liabilities	(49,216)	-
Change in fair value of SAFEs	(10,426)	-
Other expense, net	(9,076)	(285,097)

Total other income (expense)	(519,865)	(1,822,874)

Net loss	(3,041,605)	(3,719,621)

Net loss attributable to noncontrolling interest	(5,901)	(62,579)

Net loss attributable to parent	(3,035,704)	(3,657,042)

Total comprehensive loss	$(3,035,704)	$(3,657,042)

Weighted average common shares outstanding - basic and diluted
Basic	3,470,628	3,029,130
Diluted	3,470,628	3,029,130
Net loss per common share

Basic	$(0.87)	$(1.21)
Diluted	$(0.87)	$(1.21)

See accompanying notes to these condensed consolidated financial statements.

Amass Brands, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Series B		Series A		Series Seed				Additional	Treasury		Other			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Common Stock		Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Deficit	Capital	Shares	Amount	Income	Deficit	Interest	Equity (Deficit)
Balances at December 31, 2024	8,304,185	$82	873,734	$9	12,529,020	$125	2,899,343	$29	$35,881,552	-	$-	$57,459	$(26,127,313)	$4,987,142	$14,799,085
Exercise of stock options	-	-	-	-	-	-	2,084	-	375	-	-	-	-	-	375
Exercise of stock warrants	-	-	-	-	-	-	214,229	2	51,406	-	-	-	-	-	51,408
Stock-based compensation - options	-	-	-	-	-	-	-	-	44,548	-	-	-	-	-	44,548
Warrants issued with promissory notes payable	-	-	-	-	-	-	-	-	615,427	-	-	-	-	-	615,427
Offering costs	-	-	-	-	-	-	-	-	(106,970)	-	-	-	-	-	(106,970)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	(62,579)	(62,579)
Net loss attributable to controlling interest	-	-	-	-	-	-	-	-	-	-	-	-	(3,657,042)	-	(3,657,042)

Balances at March 31, 2025	8,304,185	$82	873,734	$9	12,529,020	$125	3,115,656	$31	$36,486,338	-	$-	$57,459	$(29,784,355)	$4,924,563	$11,684,252

Balances at December 31, 2025	8,304,185	$82	873,734	$9	12,529,020	$125	3,364,984	$34	$37,661,354	-	$-	$55,172	$(40,705,027)	$2,353,729	$(634,522)
Issuance of Common Stock	-	-	-	-	-	-	77,776	1	693,658	-	-	-	-	-	693,659
Exercise of stock options	-	-	-	-	-	-	4,667	-	1,260	-	-	-	-	-	1,260
Exercise of stock warrants	740,328	7	-	-	-	-	222,026	2	986,217	-	-	-	-	-	986,226
Shares issued for extinguishment of interest payable	-	-	-	-	-	-	86,342	1	276,474	-	-	-	-	-	276,475
Repurchase of Common Stock	-	-	-	-	-	-	-	-	-	(155,375)	(1,393,713)	-	-	-	(1,393,713)
Stock-based compensation - options	-	-	-	-	-	-	-	-	220,932	-	-	-	-	-	220,932
Offering costs	-	-	-	-	-	-	-	-	(37,315)	-	-	-	-	-	(37,315)
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,901)	(5,901)
Net loss attributable to controlling interest	-	-	-	-	-	-	-	-	-	-	-	-	(3,035,704)	-	(3,035,704)

Balances at March 31, 2026	9,044,513	$89	873,734	$9	12,529,020	$125	3,755,795	$38	$39,802,580	(155,375)	$(1,393,713)	$55,172	$(43,740,731)	$2,347,828	$(2,928,603)

See accompanying notes to these condensed consolidated financial statements.

Amass Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(3,041,605)	$(3,719,621)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	137,220	150,269
Stock-based compensation	220,932	44,548
Issuance of advisory common stock shares	693,659	-
Amortization of debt discounts	173,124	102,571
Reserve for expected credit losses	17,864	(44,413)
Impairment of intangible assets and goodwill	110,402	-
Change in fair value of derivative liabilities	49,216	-
Change in fair value of SAFE	10,426	-
Noncash amortization of debt financing costs	42,051	118,340
Inventory obsolescence	(259,387)	(6,615)
Loss on sale of securities at fair value	-	280,143
Changes in operating assets and liabilities
Accounts receivable	(807,911)	77,640
Inventory, net	(807,742)	1,032,963
Prepaid expenses and other current assets	(177,867)	(121,239)
Accounts payable	1,331,352	(401,196)
Accrued expenses	576,356	(218,326)
Interest payable	16,348	1,986,281
Customer deposits	(3,162)	-
Contract liabilities	(80,878)	(2,122)

Net cash used in operating activities	(1,799,602)	(720,777)

Cash flows from investing activities
Advances to related parties	-	(26,172)
Sale of investment	-	500,000
Proceeds from notes receivable	-	143,517
Proceeds from deposit on investment repurchase	300,000	-
Purchase of SAFE	(38,673)	-
Purchase of investment	-	(43,118)

Net cash provided by investing activities	261,327	574,227

See accompanying notes to these condensed consolidated financial statements.

Amass Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended
	March 31,
	2026	2025
Cash flows from financing activities
Proceeds from (repayments of) secured credit facility, net	(348,873)	(849,994)
Repayments of loans payable	(97,854)	(61,835)
Proceeds from issuance of promissory note	-	945,000
Proceeds from issuance of convertible notes payable	1,351,675	-
Offering costs	(37,315)	(106,970)
Proceeds from exercise of stock options	1,260	375
Proceeds from exercise of warrants	836,226	51,408

Net cash provided by financing activities	1,705,119	(22,016)

Net change in cash and cash equivalents	166,844	(168,566)

Cash and cash equivalents, beginning of the period	824,962	693,946

Cash and cash equivalents, end of the period	$991,806	$525,380

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$15,739	$26,408

Cash paid for interest	$96,830	$1,245,542

Noncash Investing and Financing Activities

Conversion of promissory note to Preferred Stock	$-	$293,398

Warrant exercise for reduction of loans payable	$150,000	$-

Repurchase of common stock through cancellation of balance due from related-party	$1,393,713	$-

Discount from derivative liability	$1,120,527	$-

Issuance of SAFE for reduction of promissory note principal	$-	$500,000

See accompanying notes to these condensed consolidated financial statements.

Amass Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2026 and 2025

Note 1 – Organization and Nature of Business

Amass Brands, Inc. (“Amass” or the “Company”), is a corporation formed on September 22, 2016, under the laws of the State of Delaware. Headquartered in Los Angeles, California, the Company sells primarily alcoholic and non-alcohol beverages through wholesale and online platforms globally.

In September 2024, the Company purchased 50.0001% of 222 Spirits Holdco, LLC, and its two wholly owned subsidiaries, 222 Spirits Company, LLC, and 222 Spirits Management Holdco, LLC (collectively, 222 Spirits), which is accounted for as a business acquisition.

Further, see Note 12 for effectiveness of reverse stock split.

Note 2 – Liquidity and Capital Resources

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses and used cash flow from operations since inception and has limited available capital. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for the next twelve months is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or to obtain additional working capital.

The Company plans to raise additional capital as necessary to support its operating losses through the issuances of stock and loans. No assurances can be given that the Company will be successful in these efforts. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities as a result of this uncertainty.

Amass Brands, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026 and 2025

Note 3 – Summary of Significant Accounting Policies

Basis of accounting
– The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim period financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position and the results of operations for the periods presented.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2025. Interim results are not necessarily indicative of the results that may be expected for a full year.

Concentrations of credit risk
– Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may, at times, exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not
believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of March 31, 2026 and December 31, 2025, all the Company’s cash and cash equivalents were held at accredited financial institutions.
Additionally, the Company had the following concentrations in net sales and accounts receivable during the three months ended March 31, 2026.
For the three months
ended March 31,
2026
Customer A
Net Sales	15.4%
Accounts Receivable	15.4%

Fair value measurements
– Certain assets and liabilities of the Company are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

Level 1
– Quoted prices in active markets for identical assets or liabilities.

Level 2
– Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

Level 3
– Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies, and similar techniques.

Amass Brands, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026 and 2025

Derivative liabilities, warrant liabilities, SAFEs, investments at fair value, and securities pledged as collateral are measured using Level 3 inputs. Measurement of fair value using Level 3 inputs necessitates the use of estimates and assumptions that are inherently subjective, and the values determined by management as a result of using such inputs may differ from the values that would have been used had observable quotations in an active market existed, the differences could be material.

Except for investments at fair value, securities pledged as collateral, derivative liabilities, warrant liabilities, and SAFEs, the carrying amounts of the Company’s assets and liabilities, which are defined as financial instruments pursuant to U.S. GAAP, approximate fair value due to their short-term nature.

The following tables present changes in investments in fair value, securities pledged as collateral, derivative liabilities, and SAFEs, which are Level 3 assets and liabilities measured at fair value for the three months ended March 31, 2026. Note that during the fiscal year 2025, the Company sold their Investment in De Soi as part of a secured borrowing and, as such, the investment is a security pledged as collateral as of March 31, 2026; the first table below is presented comprehensive of both financial statement line items as they are interrelated:

Investments at Fair Value/Securities Pledged as Collateral at Fair Value	Amount
Balance, December 31, 2025	$3,347,564
Balance, March 31, 2026	$3,347,564

Derivative Liabilities at Fair Value	Amount
Balance, December 31, 2025	$37,962
Issuance of Convertible Notes and Warrants	1,120,527
Change in fair value	49,216
Balance, March 31, 2026	$1,207,705

SAFEs at Fair Value	Amount
Balance , December 31, 2025	$520,242
Change in fair value	10,426
Balance, March 31, 2026	$530,668

Amass Brands, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026 and 2025

Derivative liabilities arose from convertible notes November 2025 and were initially recorded at fair value of $37,046.  There was a change in fair value of $916 during the year ended December 31, 2025. In 2026, there were additional derivative liabilities incurred of $1,068,790 from the issuance of more convertible notes. Additionally,
s
tock warrants issued in connection with the Company's convertible notes from November 2025 through March 2026 are accounted for as derivative liabilities under ASC 815-40. The Company also recognized a warrant derivative liability of $51,737 during the three months ended March 31, 2026. There was a change in fair value of $49,216 for all derivative liabilities during the three months ended March 31, 2026. Further,
c
hanges in the fair value of derivative liabilities are recognized in the consolidated statements of operations within other income (expense).

In February 2025, the Company issued a Simple Agreement for Future Equity (SAFE), which was marked to the fair value of $500,000 at issuance. There was a change in fair value of $10,426 and $0 as of the three months ended March 31, 2026 and March 31, 2025, respectively. Changes in the fair value of SAFEs are recognized in the consolidated statement of operations within other income (expense).

There were no transfers between Levels 1, 2, or 3 during the three months ended March 31, 2026 nor March 31, 2025.

Valuation techniques and inputs
– The Company’s financial instruments measured at fair value on a recurring basis include investments at fair value, which are classified as Level 3 due to significant unobservable inputs used in their valuation.

The fair value of the Company’s investment at fair value/securities pledged as collateral is sensitive to changes in key unobservable inputs such as public company comparables for multiples, the weighting of various models, volatilities, discount rates, and financial projections. If these assumptions were to change materially, it could significantly impact the fair value conclusions.

To value the investment at fair value, the Company used a market based approach by identifying similar companies, applying multiples of revenues and liquidation waterfall to reach the Company’s equity value in the investment, considering discounts for lack of marketability and including weighting for transactions where we sold stock. Further, the Company considers recent transactions that occurred with the investment as evidence of fair value.

The Company sold a portion of its investments during the three months ended March 31, 2025, which caused losses. These losses were incurred for strategic reasons and not necessarily the value the Company would get for its highest and best use. However, such was used as an input in determining fair value as described above.

The Company’s derivative liabilities relate to embedded features in convertible debt instruments. These instruments are measured at fair value using a with-or-without probability weighted model. Significant unobservable inputs used in valuing derivative liabilities include the probability of conversion, the timeline for which the events are expected to occur, and discount rates applied. The fair value of the derivative liabilities is sensitive to changes in these significant unobservable inputs.

Additionally, the convertible debt instruments include embedded warrants. The Company values the warrant liabilities at fair value using a Monte Carlo simulation, which captures the path-dependent cash settlement mechanic under the Exchange Cap and the probability-weighted outcomes associated with a qualified financing event. Because the valuation relies on significant unobservable inputs, the
w
arrant derivative liability is classified within Level 3 of the fair value hierarchy.

Amass Brands, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026 and 2025

The Company’s SAFE is measured at fair value using a probability-weighted expected return valuation method. Significant unobservable inputs used in valuing the SAFE include the probability of each scenario, timeline for which the events are expected to occur, and discount rates. Because these inputs are unobservable and involve management judgement, the SAFE is classified as Level 3.

The fair value of the SAFE is sensitive to changes in these significant unobservable inputs. Increases in expected volatility, expected term, discount rates or probability of outcomes would generally increase the fair value of the SAFE, while decreases in these assumptions would generally decrease the fair value.

There were no changes in the valuation techniques used to determine the fair value of Level 3 instruments during the three months ended March 31, 2026 nor the three months ended March 31, 2025.

Accounts receivable, net
– Accounts receivable are derived from products and services delivered to customers and are stated at their net realizable value. The Company evaluates the creditworthiness of its customers prior to extending credit and monitors the aging and collectability of receivables on a continuous basis. Accounts receivable are generally written off when deemed uncollectible, and recoveries of receivables previously written off are recognized when received. Generally, no interest is charged on past-due accounts. The accounts receivable on Maison Thomas serve as collateral for the credit facility.

In accordance with ASC 326, the Company establishes an allowance for expected credit losses on financial assets, including trade and other receivables, at each reporting date. The allowance reflects management’s estimate of lifetime expected credit losses based on historical collection experience, the type and credit quality of the customer, the age of outstanding receivables, and current and expected future economic conditions.

Management uses the best information available to make these estimates; however, future adjustments may be required if there are significant changes in customer financial condition or broader economic trends. As of March 31, 2026 and December 31, 2025, the Company had a reserve for expected credit losses of $101,253 and $83,389, respectively.

Property and equipment, net
– Property and equipment, net includes long-term fixed assets such as machinery, equipment, furniture, and fixtures reported, net of depreciation. Property and equipment are recorded at cost. Depreciation is
expensed using the straight-line method over the estimated useful lives of the assets. During the three months ended March 31, 2026 and March 31, 2025, the Company’s property and equipment were depreciated over five years, and leasehold improvements are amortized over the shorter of one to five years or the lease life. Additions and improvements are capitalized, while routine repairs and maintenance are charged to expense as incurred.

Intangible assets, net
– Intangible
assets
consist of capitalized website development costs, tradenames and transferred intellectual property, customer base, and non-competes. Intangible assets have been determined to have definite lives and are amortized on a straight-line bases over their estimated economic lives which range from 5 to 15 years. Website development costs are amortized over two years.

Amass Brands, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026 and 2025

Impairment of long-lived assets
– The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC Subtopic 360-10-35,
Property, Plant, and Equipment – Overall – Subsequent Measurement
 (ASC 360). In accordance with ASC 360, the Company reviews its long-lived assets, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to future undiscounted net cash flows that it expects the asset to generate. When an asset is determined to be impaired, the Company recognizes the impairment amount, which is measured by the amount the carrying value of the asset exceeds its fair value. In addition, the Company evaluates goodwill for impairment in accordance with
ASC 350,
Intangibles-Goodwill and Other
 (ASC 350). Goodwill is tested at least annually, or more frequently if a triggering event occurs. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the excess, not to exceed the total amount of goodwill. During the three months ended March 31, 2026 and March 31, 2025, impairment loss of $110,402and $0, respectively, was recognized.

Customer deposits
– Customer
deposits
represent cash received from customers in advance of the Company satisfying its performance obligations and are recorded as a liability within accrued expenses and other current liabilities. The balance as of December 31, 2025 relates to a single customer deposit that is expected to be earned in 2026, as the related performance obligation had not been fulfilled as of year-end. The obligation was not fully satisfied as of March 31, 2026.

Revenue recognition
– The Company recognizes revenue under FASB ASC 606,
Revenue from Contracts with Customers
. The Company derives its revenue primarily through the sale of alcohol and non-alcoholic spirits and wine products in both wholesale and direct to consumer channels. Spirits and wine end customers consist primarily of retailers, bars, and restaurants. The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer,

•	Identification of the performance obligations in the contract,

•	Determination of the transaction price,

•	Allocation of the transaction price to the performance obligations in the contract, and

•	Recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company’s revenue generating activities have a single performance obligation and are recognized when the ordered goods are shipped to the end customer, which is when control transfers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for the sale of its product. The Company’s sales terms do not typically allow for a right of return on sales to wholesale and distributor customers except for matters related to any manufacturing defects. Amounts billed to customers for shipping and handling are included in net revenues.

Amass Brands, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026 and 2025

As the Company’s standard payment terms are less than one year, the Company has elected, as a practical expedient, to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product based on its relative standalone selling price. The product price as specified on the purchase order is considered the standalone selling price as it is an observable source that depicts the price as if sold to a similar customer in similar circumstances. Incidental items that are immaterial in the context of the contract are recognized as expense. The Company does not have any significant financing component as payments are received at or shortly after the point of sale.

Costs incurred to obtain a contract are expensed as incurred when the amortization period is less than a year. The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has concluded that none of the costs it has incurred to obtain and fulfill its sales contracts meet the capitalization criteria, and as such, there are no costs deferred and recognized as assets on the consolidated balance sheets as of March 31, 2026 and December 31, 2025.

Net revenues reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional and advertising allowances, coupons, and rebates. This variable consideration is recognized as a reduction of the transaction price based upon expected amounts at the time revenue for the corresponding product sale is recognized. For example, customer promotional discount programs are entered into with certain distributors for certain periods of time. The amount ultimately reimbursed to distributors is determined based upon agreed-upon promotional discounts which are applied to distributors’ sales to retailers. Other common forms of variable consideration include volume rebates for meeting established sales targets, including discounts offered to the end customer. The determination of the reduction of the transaction price for variable consideration requires certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recognized. Management estimates this variable consideration by taking into account factors such as the nature of the promotional activity, historical information, and current trends, availability of actual results, and expectations of customer and consumer behavior. All such estimates were not material for the three months ended March 31, 2026 and March 31, 2025.

Further, the Company offers discounts on e-commerce transitions such as first order discounts, free shipping on sales over certain thresholds, subscription discounts, and bundled set discounts. All e-commerce discounts are included as part of net revenues on the statements of operations and known at the time of the transaction.

Sales tax collected from customers is not considered revenue and is included in accrued expenses until remitted to the taxing authorities. Excise taxes were not material to the consolidated financial statements for the three months ended March 31, 2026, nor March 31, 2025.

Cost of net revenues
– Cost of net revenues consists of the costs of inventory sold, which includes inbound freight, and production and fulfillment-related payroll. Outbound freight, third-party logistics costs, customs and duties, packaging materials, payment processing fees, and other fulfillment costs are also included in cost of net revenues. Shipping and handling costs amounted to $206,508 and $111,918 for the three months ended March 31, 2026 and March 31, 2025, respectively.

Sales and marketing expenses
– Sales and marketing expenses include all expenditures incurred to market or sell products. These costs include expenditures by the sales team while in the field, marketing and advertising costs, distributor costs, and payroll costs for the sales, marketing, and digital departments.

Amass Brands, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026 and 2025

Advertising costs
– Advertising costs are expensed in the period incurred and are included as sales and marketing expenses in the consolidated statements of operations. Advertising costs amounted to $154,038 and $30,986 for the three months ended March 31, 2026 and March 31, 2025, respectively.

Net loss per share
– Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net loss per share on the consolidated statements of operations. Diluted net loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. Potentially dilutive securities include the any options, warrants, and convertible debt. The number of shares convertible debt is convertible into is indeterminable. Options and warrants outstanding are described in Note 13.

Income taxes
–
In December 2023, the FASB issued a standard to enhance the transparency and decision usefulness of income tax disclosures. This standard requires public companies to disclose (i) specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, (ii) the amount of income taxes paid disaggregated by federal, state, and foreign taxes and disaggregated by material individual jurisdictions, and (iii) income from continuing operations before income tax expense disaggregated between domestic and foreign and income tax expense from continuing operations disaggregated by federal, state, and foreign. We adopted the update on January 1, 2026. We expect this standard to impact our disclosures with no material impacts to our results of operations, cash flows, or financial condition.

Accounting pronouncements not yet adopted

Disaggregation of income statement expenses
– In November 2024, the FASB issued a standard requiring disaggregated information about certain income statement expense line items to be disclosed on an annual and interim basis. We are required to adopt these disclosures for our annual period ending December 31, 2028, with early adoption permitted and this standard may be applied retrospectively. We expect this standard to impact our disclosures with no material impacts to our results of operations, cash flows, or financial condition.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

Amass Brands, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026 and 2025

Note 4 – Inventory, net

Inventory, net consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	202 5
Raw materials	$2,360,652	$2,490,030
Work in process	4,249,102	4,627,130
Finished goods	8,530,658	7,215,511
Inventory reserve	(3,199,875)	(3,459,263)

Total inventory	$11,940,537	$10,873,408

At March 31, 2026 and March 31, 2025, the Company allocated the following amounts in inventory reserve: $371,645 and $386,439 for Raw Materials, respectively; $759,536 and $521,488 for Work in Process, respectively; and $2,068,694 and $2,551,336 for Finished Goods, respectively.

As of March 31, 2026 and December 31, 2025, the Company had no deposits for inventory purchases and production runs.

Note 5 – Long-Lived Assets

Property and equipment, net
– Property and equipment, net consists of the following:
	March 31,	December 31 ,
	2026	2025

Plant and equipment	$113,159	$113,159
Office and storage equipment	288	288
Furniture and fixtures	468	468
Leasehold improvements	95,372	95,373

Property and equipment, gross	209,287	209,288
Less: Accumulated depreciation and amortization	(201,000)	(196,919)

Property and equipment, net	$8,287	$12,369

Depreciation and amortization expenses of $4,081 and $25,645 were included in general and administrative expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2026 and March 31, 2025, respectively.

Amass Brands, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026 and 2025

Intangible assets, net
– Intangible assets, net consist of the following:

	March 31,	December 31,
	2026	2025

Website development	$148,039	$148,039
Tradename/transferred IP	353,224	457,116
Customer base	38,251	44,267
Non-competes	3,333	3,857
Brand names	3,264,000	3,264,000

Intangible assets, gross	3,806,847	3,917,279
Less: Accumulated amortization	(1,847,808)	(1,714,700)

Intangible assets, net	$1,959,039	$2,202,579

Goodwill	$2,972,280	$2,972,280

Amortization expense was $133,139 and $124,624 for the three months ended March 31, 2026 and March 31, 2025, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

During the three months ended March 31, 2026, the Company assessed the Gem&Bolt tradename, customer base, and non-competes for impairment. The Company concluded that due to the fact that Gem&Bolt has ceased production, the remaining carrying value of these intangible assets should be fully impaired. The total impairment loss recognized in the three month
s
ended March 31, 2026 is $110,402, and is included in impairment loss in the accompanying consolidated statements of operations.

Note 6 – Investments

De Soi
– In August 2020, the Company entered into a joint venture to create De Soi, a celebrity-founded, non-alcoholic wine product company. De Soi first made its product available for sale in January 2022 through the release of three flavors available in both bottles and cans. The Company was granted 2,500,000 of 5,000,000 shares of common stock in De Soi for no consideration. In 2022, the Company acquired certain preferred stock and sold common stock, resulting in ownership of less than 50%, at which point De Soi ceased being a joint venture, as De Soi had raised outside capital in the year and the Company owned less than 50% of De Soi. In December 2024, the Company sold 340,864 shares of Common Stock to a related party for $500,000 and recognized a loss on sale of $363,982 which is included in other expenses in the accompanying consolidated statements of operations. In January 2025, the Company sold another portion of its investment in De Soi for $500,000.

Amass Brands, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026 and 2025

During 2025, the Company transferred its investment in De Soi to a related party in exchange for
$400,000
in cash (Note 14)
. The transferee pledged the investment as collateral under a third-party secured promissory note, and the Company entered into a repurchase agreement obligating it to repurchase the investment at maturity. Based on its evaluation under ASC 860, the Company concluded that it retained effective control over the investment and, therefore, the transaction did not qualify for sale accounting. The transaction has been accounted for as a secured borrowing, with the investment remaining on the consolidated balance sheet as securities pledged as collateral and a $400,000 obligation under repurchase commitment recorded. No gain or loss was recognized.

At the valuation dates of March 31, 2026 and December 31, 2025, management used the market approach to determine the fair value of the Company’s investment in De Soi was $3,347,564, which includes common stock and Series Seed holdings. The market approach was based on valuations related to financing transactions with third-party investors and market multiples of comparable companies, adjusted for certain time and market factors. See note 3 above for fair value measurement disclosures.

Full Glass
– As partial consideration for the sale of the Winc.com DTC business unit, the Company received 39,500 Common Units and warrants convertible to 40,000 Common Units of the buyer with a total implied value of $1,500,000. The warrants had an exercise price of $0.01 and have a five-year maturity. During the year ended December 31, 2023, the Company elected to record the investment at cost and evaluate the investment for impairment whenever a triggering event occurs. In February 2024, 8,892 of the Common Units were converted to Series A Preferred Units and the Company was awarded an additional 41,345 Common Units in consideration for the dilution the Company took on Full Glass’ Series A as contemplated by the original contract with Full Glass.  Further in February 2024, the Company entered into a Restatement Agreement in which it forfeited its warrants in exchange for a $3,500,000 lump payment on the promissory notes. As such forfeiture represented approximately half of the initial value of the investment, the Company reduced the value of the investment by $754,717 and recorded the loss as a component of other expense, net. During the three months ended March 31, 2026, the Company received $300,000 as a deposit that is expected to reduce our investment in Full Glass. The deposit is included in accrued expenses in the accompanying balance sheets as of March 31, 2026. Therefore, as of March 31, 2026 and December 31, 2025, no triggering events occurred and the investment had a value of
 $745,283
.

HpO –
The Company received a 15%
equity interest in Zerra Nutrition, Inc. (“HpO”) upon HpO’s formation in April 2025 for no consideration. During 2025, the Company made certain advances to HpO to support operations. In June 2026, the Company formalized the investment in a Simple Agreement for Future Equity (SAFE) issued by HpO for a purchase amount of up to
$300,000
funded through July 2026. The SAFE is a post-money (valuation cap) instrument with a $5,000,000
post-money valuation cap and no discount, and is non-interest-bearing with no fixed maturity or repayment obligation. It carries no voting rights and entitles the Company to shares of HpO’s capital stock upon a future equity financing, or to a cash or as-converted payout upon a liquidity or dissolution event, ranking junior to indebtedness, on par with other SAFEs and preferred stock, and senior to common stock. The investment has historically been carried at cost, and its ultimate realization is contingent on a future conversion or liquidity event at the issuer. HpO is considered a related party because it is controlled by Geoff McFarlane, who is the majority owner and President of Resonant, an entity consolidated by the Company as a variable interest entity. The balance of the cost investment as of March 31, 2026 and December 31, 2025 was $117,136 and $78,463, respectively.

Note 7 – Contract Losses

The Company identified that evidence existed, including declining bulk wine market and demand concerns for finished goods wine, indicating that some of its long-term, unhedged purchase commitment contracts of bulk wine would incur losses in future periods. The identified contracts included bulk wine expected to be received in 2025. In accordance with ASC 330,
Inventory
, the Company records a provision when evidence exists that net realizable value is lower than the contractual price. The provision is measured at the best estimate of the expected loss, recorded in cost of net revenues, and will be reassessed each period for changes in estimates. Key estimates include remaining expected consideration and market pricing affecting net realizable value. The total liability associated with firm purchase commitment contracts was $2,961,166 and $3,042,044 as of March 31, 2026 and December 31, 2025, respectively, and is presented within contract liabilities and within current liabilities on the consolidated balance sheets.

In February 2024, the Company entered into a supplier agreement to sell finished goods wine to Full Glass at prices below cost. This contract was entered into as a mitigation tool for its long-term purchase commitment contracts above, and on-hand bulk wine in inventory, as the Company is not expecting there to be enough demand for utilization of the bulk wine commitments. The Company utilized the Full Glass supplier agreement in considering the net realizable value for finished goods produced through the long-term purchase commitments above. The Company recognizes losses on the fulfilment of this contract as incurred, which totaled $2,122 during the year ended December 31, 2025 and no losses were incurred during the three months ended March 31, 2026.

Amass Brands, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026 and 2025

Note 8 – Derivative Liabilities

The Company has issued convertible notes with embedded conversion features and warrants. The notes contain embedded redemption fea
tures that do not qualify for equity classification under ASC 815,
Derivatives and Hedging
, and must be bifurcated and carried at fair value. As a result, the embedded redemption features are recognized as derivative liabilities, measured at fair value at issuance and at each subsequent reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recorded in earnings.

Additionally, the associated warrants do not qualify for equity classification because they contain settlement features and other terms that preclude equity treatment under ASC 815. As a result, the warrants are recognized as liabilities, measured at fair value at issuance and at each subsequent reporting date in accordance with ASC 820, with changes in fair value recorded in earnings. At March 31, 2026, the Company recognized the derivative liability value of the warrants on an aggregate basis at a fair value of $51,737. As of December 31, 2025, the warrant liability was determined to be negligible. Changes in the fair value of the warrant derivative liability are recognized in the consolidated statements of operations.

As of March 31, 2026 and December 31, 2025, the carrying amount of the derivative liabilities was $1,207,705 and $37,962. There were no conversions of repayments of the underlying convertible debts during the periods presents, nor were there any warrant exercises.

The derivative liability is included in the consolidated balance sheets as of March 31, 2026 and December 31, 2025. Changes in the fair value of the derivative liability for the three months ended March 31, 2026 and March 31, 2025 were $49,216 and $0, respectively, which were recognized in the consolidated statement of operations.

Note 9 – Debt

Secured credit facility –
In September 2023, the Company entered into a Loan and Security Agreement to open a credit facility with the maximum aggregate principal amount of $8,000,000 (the ABL). The maximum aggregate principal amount was reduced to $5,000,000 in 2026. Interest is accrued at the greater of (i) 12% and (ii) Prime Rate (6.75% as of March 31, 2026 and December 31, 2025) plus 3.75% per annum. The ABL matures in September 2026 with an automatic renewal for one year if not terminated before 60 days before the termination date. The outstanding balance on the ABL was $2,928,161 and $3,277,034 as of March 31, 2026 and December 31, 2025, respectively. In August 2025, the Company breached a financial covenant which put the ABL into technical default.  Through the date of these financial statements, the breach has not affected the functionality of the facility and both parties are actively working to resolve the matter. The Company received a waiver of their default as of December 31, 2025.

Amass Brands, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026 and 2025

Loans payable
– In May 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was established to provide economic relief to small businesses facing COVID-19-related economic hardships. In June 2020, the Company applied and received COVID relief funding for qualified small businesses under the Economic Injury Disaster Loan (EIDL) assistance program by the Small Business Administration (SBA). Per the terms of the EIDL agreement, the Company received total proceeds of $150,000. The loan matures in thirty years from the effective date of the loan and has a fixed interest rate of 3.75% per annum. As of March 31, 2026 and December 31, 2025, the outstanding balance was $160,389 and $160,296, inclusive of accrued interest, respectively. Interest expense for this loan was $2,286 for the three months ended March 31, 2026 and March 31, 2025.

In December 2022 and 2023, the Company obtained three Mezzanine Secured Notes with shareholders in an aggregate principal amount of $1,700,000, of which $500,000 was from a related party. The notes originally accrued interest at a rate of 15% for the first month and monthly thereafter based on a range of 12-14% per annum. The loans were past due but subsequently extended through July 2026. As of March 31, 2026 and December 31, 2025, the principal balance of Mezzanine Secured Notes was $200,000, and $297,854 respectively, of which $97,854 was due to a related party as of December 31, 2025. The balance due to a related party was fully repaid in March 2026. In February 2026, the Company extinguished $276,475 of interest in exchange for the exercise of 65,509 shares of Common Stock warrants for $26,479 and 20,833 shares of Common Stock for $249,996. As of March 31, 2026 and December 31, 2025, the accrued interest balance of Mezzanine Secured Notes was $266,827 and $524,125, respectively; none of the accrued interest was due to a related party.

In April 2024, the Company issued a Secured Promissory Note with the principal balance of $2,500,000. The note originally accrued interest at $72,917 per month with default interest of $2,000 per day with original maturity in April 2025. The note was amended during 2025, to include reduced monthly payments, extension of the note, and settlement of all default and past due interest. As consideration, the Company transferred $1,000,000 of its investment at fair value and issued a $500,000 SAFE under the Company’s subsidiary Good Twin. The Note also contains a post-closing provision requiring the Company to transfer additional equity interests in Good Twin to the Lender if the Lender's ownership interest falls below ten percent (10%) upon SAFE conversion, with the fair market value of any such shares transferred applied as a dollar-for-dollar reduction to the outstanding principal balance. The Company determined this qualified as a debt modification, with the additional consideration charged to interest expense Additionally, in January 2026, the note was amended twice:

-
Amendment No. 3:
Lender extended maturity to June 30, 2027, cancelled monthly payments due February through April 2026, waived accrued late-payment fees, released a contingent equity-transfer remedy, and set a revised payment schedule of seventeen $
50,000 installments starting May 2026 plus a $
417,000
balloon at maturity. Because the Company was in payment default and the lender granted concessions it would not otherwise have granted, the Company accounted for the amendment as a troubled debt restructuring under ASC 470-60. The total undiscounted cash flows under the restructured terms equal the pre-restructuring carrying amount, so no gain or loss was recognized. The effective interest rate on the restructured note is zero, and future cash payments will be applied entirely as reductions of the carrying amount.

-
Amendment No. 4:
Lender exercised a portion of a pre-existing warrant to purchase
102,425 shares of the Company’s Series B Preferred Stock at the contractual exercise price of $
1.4644 per share. The $
150,000 aggregate exercise price was paid by cancelling $
150,000 of principal under the Note. After this amendment, the outstanding principal balance was $
1,067,000
.

Amass Brands, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026 and 2025

The outstanding balance was $1,067,000 and $1,267,000 as of March 31, 2026 and December 31, 2025, respectively. The Company incurred $0 and $1,033,668 of interest and late fees on the note during the three months ended March 31, 2026 and March 31, 2025, respectively.

Promissory notes
payable
– In 2021 and 2022, the Company issued promissory notes with a total principal amount of $1,900,000. As of March 31, 2026 and December 31, 2025, the Company had promissory notes with the total outstanding principal balance of $1,650,000 and accrue interest at a rate of 12% per annum.

The promissory notes mature between August 2026 and September 2027. Interest accrued on the notes is paid quarterly in arrears. The notes incurred $42,862 and $48,822 of interest expense for the three months ended March 31, 2026 and March 31, 2025, respectively, of which $151,937 and $149,758 was payable at March 31, 2026 and March 31, 2025, respectively.

In January 2025, the Company issued an additional Promissory Note to a shareholder with greater than 5% ownership with a principal balance of $1,000,000. The note accrues interest at 6.25% per annum and matures in January 2026 and contained warrants further discussed below. The outstanding balance was $1,000,000 as of December 31, 2025, all of which was principal. The balance was converted to a convertible note in February 2026. The Company incurred $4,583 and $9,167 of interest on the note during the three months ended March 31, 2026 and 2025, respectively.

The promissory note contained warrants to purchase 214,229 shares of common stock at the exercise price of $0.24 or through a cashless exercise. The warrants were exercised for cash in February 2025. The warrants were allocated a relative fair value of $615,000 upon issuance, which was amortized over the life of the note. During the three months ended March 31, 2026, the Company recognized $51,286 of interest expense related to the accretion of the discount, with $0 remaining at the end of the period.

Note 10 – Convertible Debt

From November 2025 through March 2026, the Company issued unsecured convertible promissory notes (“Convertible Notes”) to investors in the principal amount of $2,766,316 and $414,641 as of March 31, 2026 and December 31, 2025, respectively. The Convertible Notes bear interest at a rate of 9% per annum and mature on the earlier of (i) 24 months from issuance or (ii) a change of control. The Convertible Notes may not be prepaid without the consent of the holder.
 Of the convertible notes, $1,822,415 was issued to related parties.

The Convertible Notes are convertible, at the holder’s option or automatically upon certain events, into shares of the Company’s common stock. Upon a qualified financing, the outstanding principal and accrued interest automatically convert at a price equal to 80% of the price paid by new investors. Upon a change of control, the holder may elect to receive either repayment equal to two times the outstanding balance or conversion based on an implied valuation of $30.0 million and the Company’s fully diluted capitalization as of immediately prior to the closing of the change of control transaction. If the Notes remain outstanding at maturity and no conversion event has occurred, the outstanding balance automatically converts based on the same $30.0 million valuation framework.

In connection with the issuance of the Notes, the Company also issued warrants to purchase shares of common stock with an exercise price equal to the greater of $10.00 or the volume-weighted average trading price, exercisable following the Company’s listing on Nasdaq and expiring 180 days thereafter. Issuance of shares under the Note and Warrant is subject to a 19.99% exchange cap absent stockholder approval.

Amass Brands, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026 and 2025

The Company evaluated the Notes and Warrants in accordance with applicable accounting guidance and concluded that the embedded conversion feature was required to be bifurcated and held at fair value, and the warrants qualified for liability treatment due to failing indexation guidance. Accordingly, the features of the Notes and the Warrants are recorded as liabilities at fair value, with changes in fair value recognized in earnings until conversion, settlement, or expiration. See Note 3.

The Company recorded discounts from the derivative and warrant liabilities totaling $1,120,527 and $37,346 for the three months ended March 31, 2026 and the year ended December 31, 2025, respectively. See Notes 3 and 8 for valuation of derivative and warrant liabilities. As of March 31, 2026 and December 31, 2025, the net carrying value of the debt was $
1,731,710
and $
378,725
with remaining debt discount of $
1,034,606
and $
35,916
and accrued interest of $
55,370
and $
4,551
, respectively. Interest expense from accretion of the discount during the three months ended March 31, 2026 and March 31, 2025 was $
120,760
and $
0
, respectively.
 Accrued interest from the related party was $32,432.

Note 11 – Simple Agreement for Future Equity (“SAFE”)

In February 2025, the Company issued a Simple Agreement for Future Equity (“SAFE”) in Good Twin to an investor in exchange for $500,000, which was applied toward the repayment of amounts outstanding under a previously issued secured promissory note. The SAFE provides the investor with the right to receive shares of the Good Twin’s capital stock upon the occurrence of a qualifying equity financing, liquidity event, or dissolution event.

The SAFE has a post-money valuation cap of $5.0 million, does not bear interest, and has no stated maturity date. Upon an equity financing, the SAFE automatically converts into equity at a price based on the lower of the valuation cap or the price paid by new investors. In the event of a liquidity or dissolution event prior to conversion, the investor is entitled to receive the greater of the original investment amount or the value of the shares issuable under the valuation cap, subject to customary liquidation priority provisions.

The Company determined that the SAFE does not qualify for equity classification. Accordingly, the SAFE is classified as a liability and recorded at fair value, with changes in fair value recognized in earnings. As of March 31, 2026 and December 31, 2025, the carrying value of the SAFE was $530,668 and $520,242, respectively. No conversion or settlement events had occurred to date.

Note 12 – Stockholders’ Equity

Reverse stock split and capital reorganization –
In January 2026, the Company filed its Seventh Amended and Restated Certificate of Incorporation with the State of Delaware, which became effective upon filing. Pursuant to the amended certificate, the Company effected a 1-for-3 reverse stock split of its issued and outstanding shares of common stock, whereby each three shares of common stock issued and outstanding immediately prior to the effective time were automatically combined into one share of common stock.

No fractional shares were issued in connection with the reverse stock split. Any fractional shares resulting from the reverse stock split were rounded up to the nearest whole share, and no cash was paid in lieu of fractional shares.

The reverse stock split did not affect the par value per share of the Company’s common stock, the total number of authorized shares of common stock, or the Company’s total stockholders’ equity. It also did not affect the outstanding preferred stock, but did affect the conversion ratio where it is now 3:1.

Amass Brands, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026 and 2025

In connection with the effectiveness of the amended certificate, each outstanding share of the Company’s non-voting common stock was automatically converted on a one-for-one basis into a share of voting common stock, and the Company no longer has authority to issue shares of non-voting common stock.  Accordingly non-voting and voting shares of common stock have been presented together in the stockholders’ equity (deficit).

All share and per-share amounts presented in the accompanying consolidated financial statements have been retroactively adjusted for all periods presented to reflect the reverse stock split and related reclassification.

Common stock
– As of March 31, 2026 and December 31, 2025, the Company was authorized to issue a total of 250,000,000 and 66,700,000 shares of Common Stock, respectively, with $0.00001 par value, of which 250,000,000 and 63,500,000, respectively, were voting shares and 0 and 3,200,000 were non-voting shares. In January 2026, the Company eliminated the non-voting shares class and converted all outstanding shares of non-voting Common Stock to voting shares of Common Stock.

Each holder of stock (both common and preferred) is entitled to one vote for each share of stock held, with the exception of non-voting common stock. No distributions have been made as of March 31, 2026.

Preferred stock
– The holders of Series B Preferred Stock are initially entitled to repayment amount at the greater of (i) the Original Issue Price of the Series B Preferred Stock, plus any dividends declared but unpaid thereon or (ii) such amount per share as would have been payable had all shares of the Series B Preferred Stock been converted into Common Stock immediately prior to such liquidation, dissolution, winding up, or Deemed Liquidation Event.

After holders of Series B Preferred Stock are repaid, the holders of shares of all other series of Preferred Stock then outstanding shall be entitled to be paid out of the consideration payable to stockholders in such Deemed Liquidation Event or out of the Available Proceeds, as applicable, on a pari passu basis among each other and before any payment shall be made to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the greater of (i) the applicable Original Issue Price, plus any dividends declared but unpaid thereon or (ii) such amount per share as would have been payable had all shares of the applicable series of Preferred Stock been converted into Common Stock immediately prior to such liquidation, dissolution, winding up, or Deemed Liquidation Event. If upon any such liquidation, dissolution, or winding up of the Corporation or Deemed Liquidation Event, the assets of the Corporation available for distribution to its stockholders shall be insufficient to pay the holders of shares of Preferred Stock the full amount to which they shall be entitled, the holders of shares of Preferred Stock shall on a pari passu basis share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

In the event of any voluntary or involuntary liquidation, dissolution, or winding up of the Corporation, after the payment in full of all Liquidation Amounts required to be paid to the holders of shares of Preferred Stock, the remaining assets of the Corporation available for distribution to its stockholders or, in the case of a Deemed Liquidation Event, the consideration not payable to the holders of shares of Preferred Stock or the remaining Available Proceeds, as the case may be, shall be distributed among the holders of shares of Common Stock, pro rata based on the number of shares held by each such holder.

Amass Brands, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026 and 2025

The Company authorized and had outstanding the following shares as of March 31, 2026 and December 31, 2025:

	March 31 , 2026		December 31, 2025
	Authorized	Outstanding	Authorized	Outstanding

Common Stock	250,000,000	3,600,420	63,500,000	3,273,965
Common Non-Voting Stock	-	-	3,200,000	91,019
Series Seed-1 Preferred Stock	2,412,297	2,412,297	2,412,297	2,412,297
Series Seed-2 Preferred Stock	4,323,248	4,323,248	4,323,248	4,323,248
Series Seed-3 Preferred Stock	1,579,994	1,579,994	1,579,994	1,579,994
Series Seed-4 Preferred Stock	2,346,635	2,346,635	2,346,635	2,346,635
Series Seed-5 Preferred Stock	504,316	504,316	504,316	504,316
Series Seed Preferred Stock	1,362,530	1,362,530	1,362,530	1,362,530
Series A Preferred Stock	873,734	873,734	873,734	873,734
Series B-1 Preferred Stock	18,198,578	5,977,960	18,198,578	5,237,632
Series B-2 Preferred Stock	4,262,724	104,226	4,262,724	104,226
Series B-3 Preferred Stock	5,328,406	2,962,327	5,328,406	2,962,327

Stock transactions for the three months ended March 31, 2025
– During the three months ended March 31, 2025, the Company issued 2,084 shares of common stock for the exercise of stock options and received cash proceeds of $375. Further, the Company issued 214,229 shares of common stock for the exercise of warrants and received cash proceeds of $51,408.

Stock transactions for the three months ended March 31, 2026
– During the three months ended March 31, 2026, the Company issued 77,331 shares of Common Stock in advisory shares and incurred an expense of $693,658. The value of the shares was based on the effective purchase price per share from the Company’s most recent regulation crowdfunding round.

During the three months ended March 31, 2026, the Company converted 91,019 shares of non-voting Common Stock into 91,464 shares of voting Common Stock and did not receive any additional proceeds.

The Company issued 4,667 shares of Common Stock for the exercise of stock options for $1,260. The Company issued 740,328 shares of Series

B-1 Preferred Stock and 225,351 shares of Common Stock for the exercise of warrants for an aggregate of $986,217.
 362,653 shares of Series B-1 Preferred Stock were issued upon exercise by related parties for $378,000.

The Company issued 86,342 shares of Common Stock for the extinguishment of $276,474 of Mezzanine Debt Interest Payable (Note 9).

Amass Brands, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026 and 2025

Note 13 – Stock Options and Warrants

Incentive stock options and non-qualified stock options
– In September 2016, the Company adopted the 2016 Stock Plan (2016 Plan), which provides for the grant of shares of stock options and restricted stock awards to employees, non-employee directors, and non-employee consultants. As of March 31, 2026, the 2016 Stock Plan, as amended, authorized 1,726,130 shares. The options typically have a contractual term of ten years. Stock options comprise all of the awards granted since the 2016 Plan’s inception. Stock options granted under the 2016 Plan typically vest over a four-year period with a one-year cliff, but also include grants that vest over shorter periods of time. As of March 31, 2026, the 2016 Plan had 271,687 shares available for future issuance.

A summary of information related to stock options is as follows:

		Weighted
		Average	Intrinsic
	Options	Exercise Price	Value

Outstanding as of December 31, 2025	1,213,313	0.21	$8,856,243
Granted	-
Exercised	(4,667)	0.27
Forfeited	(22,221)	0.18
Outstanding as of March 31, 2026	1,186,425	0.21	$8,659,981

Exercisable as of March 31, 2026	721,964	0.21	$5,269,777
Exercisable and expected to vest as of March 31, 2026	1,186,425	0.21	$8,659,981

The following table presents the range assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted to employees and directors in the three months ended March 31:

	2026	2025
Weighted average grant-date fair value of options during the period	N/A	$2.54
Weighted average duration (years) to expiration of outstanding options at period-end	N/A	8.25

There were no grants of options during the three months ended March 31, 2026. Stock-based compensation expense for stock options of $220,932 and $44,548 was recognized for the three months ended
March 31, 2026 and March 31, 2025, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations. Total unrecognized compensation cost related to non-vested stock option awards amounted to $1,802,948, as of March 31, 2026. The remaining expense is expected to be recognized over a weighted-average period of approximately 33 months.

Amass Brands, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026 and 2025

Preferred Stock and Common Stock warrants
– During the year ended December 31, 2025, the Company entered into arrangements with its vendors and investors in which it provided Preferred Stock and Common Stock warrants (the warrants) in lieu of cash for goods and services provided or embedded in the Company promissory notes (see Note 8). The warrants generally have a term of five to ten years and are typically fully vested at issuance.

As of December 31, 2025, there were 1,328,185 Preferred Stock warrants outstanding and exercisable with a weighted average exercise price of $1.46 per share. During the three months ended March 31, 2026, 531,274 shares were exercised for cash proceeds of $77,997 and 409,722 shares were exercised for a net 209,054 shares of Series B-1 Preferred Stock. Additionally, during the three months ended March 31, 2026, a total of 387,189 Preferred Stock warrants were converted to 129,063 Common Stock warrants. There was no gain or loss on the conversion as there were no material changes to the economics of the underlying warrants. Accordingly, there were no preferred stock warrants outstanding at March 31, 2026.

A summary of information related to Common Stock warrants is as follows:

	Common	Weighted
	Stock	Average
	Warrants	Exercise Price

Outstanding as of December 31, 2025	716,816	$2.19
Granted	129,063	4.39
Exercised	(290,860)	0.94
Forfeited	-	-

Outstanding as of March 31, 2026	555,019	$3.35

Exercisable as of March 31, 2026	555,019	$3.35

	2026	2025
Weighted average grant-date fair value of warrants granted during the year	$7.35	$7.35
Weighted average duration (years) to expiration of outstanding	2.79	3.67

Common stock warrants were valued using the Black-Scholes model with the following inputs as of March 31:

Common stock warrants	2026	2025

Risk free interest rate	4.3%	4.4%
Expected dividend yield	0.0%	0.0%
Expected volatility	65.0%	65.0%
Expected life (years)	10	10

Amass Brands, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026 and 2025

Note 14 – Related-Party Transactions

Due from related parties
– The Company’s co-founder has received various advances from the Company. In January 2022, the Company entered into a loan agreement with the founder in which the balance outstanding is incurring interest at a rate of 1.6% per annum. As of March 31, 2026 and December 31, 2025, the net amount due from the founder was  $0 and $1,389,996, respectively. Interest earned during the three months ended March 31, 2026 and 2025, respectively, on the advances was not material. These advances were settled in March 2026 through the repurchase of co-founder shares. The share price used for repurchase was based on the Company’s most recent crowdfunding sales price of $8.97 per share.

Secured borrowing of investment De Soi –
The Company entered into an agreement with shareholder with greater than 5% ownership to transfer its investment in De Soi. Refer to Note 6 for further details.

Loan payable – related party
– As discussed in Note 9, the holders of one of the Mezzanine Secured Notes was related party. The balance of Mezzanine Secured Notes due to that related party was $0 and $97,854 as of March 31, 2026 and December 31, 2025, respectively.

Promissory notes
– As discussed in Note 9, the holder of a promissory note issued in 2025 was a shareholder with greater than 5% ownership. Refer therein for further details.

Convertible debt and shareholders’ equity
– As discussed in Notes 10 and 12, shareholders with greater than 5% ownership exercised warrants and was issued convertible debt in the three months ended March 31, 2026. Refer therein for further details.

Investments at cost –
as discussed in Note 6, the majority shareholder of HpO is a related party.

Note 15 – Commitments and Contingencies

Lease commitments
– The Company’s headquarters in Los Angeles, CA was leased on a month-to-month basis through August 2025, at which time the Company moved out of its headquarters. The Company is currently operating without a corporate office lease.

As part of the Winc acquisition in January 2023, the Company acquired contracts for two warehouses: one in Santa Maria, CA and the other in Bethel Township, PA. The Santa Maria lease expired in December 2023 and was renewed in January 2024, January 2025, and January 2026, each for a term of one year. The lease for the Bethel Township property, originally set to expire in December 2027, was terminated in July 2024. As a result, the related right-of-use (ROU) asset and lease liability were removed from the balance sheet. In addition, a lease deposit totaling $300,000 was forfeited upon termination. In March 2025, the Company entered a termination settlement agreement on the Bethel Township property in which it was required to pay an additional $75,000 between April and October 2025. The settlement agreement was fully satisfied as of December 31, 2025.

For the three months ended March 31, 2026 and March 31, 2025, the Company incurred office rent expense of $13,358 and $45,388, respectively, and warehouse rent expense of $153,169 and $210,668, respectively. Office and warehouse rent expense are components of general and administrative expenses in the accompanying consolidated statements of operations. No material obligations exist on the Company’s current operating leases as of March 31, 2026
,
nor December 31, 2025.

Contingencies
– The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition, or results of operations.

Amass Brands, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026 and 2025

Note 16 – Business Segment Information

Our internal management financial reporting consists of two business divisions: (i) Wine and (ii) Spirits and we report our operating results in two segments: (i) Wine and (ii) Spirits. In the Wine segment, our portfolio consists of premium imported and domestic wine brands across multiple varietals and price points (both alcoholic and non-alcoholic). In the Spirits segment, our portfolio includes premium and craft spirits brands across categories such as gin, vodka, mezcal, tequila, and non-alcoholic. Our CODM is our Chief Executive Officer. The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting. Our CODM utilizes segment comparable operating loss performance in deciding how to deploy capital in line with disciplined and balanced priorities. These priorities largely include investing in our people and our brands, making capital investments, and strategic acquisitions. Our CODM also monitors budgeted versus actual results in assessing segment operating performance and understanding underlying business trends.

Management excludes certain non-GAAP Comparable Adjustments from its evaluation of the results of each operating segment as these Comparable Adjustments are not reflective of core operations of the segments. Segment operating performance and the incentive compensation of segment management are evaluated based on core segment operating loss which does not include the impact of these Comparable Adjustments, collectively referred to as comparable operating loss. We evaluate segment operating performance based on comparable operating loss of the respective business units.

The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 3.

Segment information is as follows:

				Unallocated		Comparable
	Wine	Spirits	Total segment	amounts		Adjustments (c)		Consolidated
For the three months ended March 31, 2026
Net revenues	$3,688,329	$461,017	$4,149,346	$-		$-	(a)	$4,149,346
Cost of net revenues	$2,821,329	255,073	3,076,402	-		-	(a)	3,076,402
Gross profit, non-GAAP (d)	867,000	205,944	1,072,944	-		-		1,072,944
Sales and marketing	862,129	67,199	929,328	38,149		-	(a)	967,477
General and administrative	695,828	139,334	835,162	1,460,711	(b)	220,932	(a)	2,516,805
Research and development	-	-	-	-		-		-
Impairment loss	-	-	-	-		110,402	(a)	110,402
Loss from operations	(690,957)	(589)	(691,546)	(1,498,860)		(331,334)		(2,521,740)
Other income (expense)								(519,865)
Provision for income taxes								-
Net loss								(3,041,605)

Non-controlling interest net loss								(5,901)
Net loss attributable to parent								(3,035,704)

Foreign currency translation adjustment
Total comprehensive loss								$(3,035,704)

Amass Brands, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026 and 2025

(a)	See comparable adjustments table discussed in this footnote for explanations surrounding items included in comparable adjustments.

(b)
Unallocated amounts include costs held in the corporate infrastructure that are not allocated to any reporting segment. Significant items included in general and administrative expenses include $523 thousand in headcount and contractor costs, $699 thousand in professional services, and $44 thousand in amortization costs.

(c)	Comparable Adjustments are determined and presented on a non-GAAP basis and are intended to reflect our current operations.

(d)
Our presentation of gross profit is non-GAAP. Segment gross profit is reconciled to gross profit on the consolidated statement of operations with the inclusion of unallocated amounts and comparable adjustments.

				Unallocated		Comparable
	Wine	Spirits	Total segment	amounts		Adjustments (c)		Consolidated
For the three months ended March 31, 2025
Net revenues	$3,754,755	$457,053	$4,211,808	$-		$128,736	(a)	$4,340,544
Cost of net revenues	2,575,491	234,798	2,810,289	-		315,495	(a)	3,125,784
Gross profit, non-GAAP (d)	1,179,264	222,255	1,401,519	-		(186,759)		1,214,760
Sales and marketing	901,696	80,547	982,243	11,162		-	(a)	993,405
General and administrative	952,946	376,602	1,329,548	685,959	(b)	102,595	(a)	2,118,102
Research and development	-	-	-	-		-		-
Impairment loss	-	-	-	-		-	(a)	-
Loss from operations	(675,378)	(234,894)	(910,272)	(697,121)		(289,354)		(1,896,747)
Other income (expense)								(1,822,874)
Provision for income taxes								-
Net income (loss)								(3,719,621)

Non-controlling interest net (loss)								(62,579)
Net income (loss) attributable to parent								(3,657,042)

Foreign currency translation adjustment
Total comprehensive loss								$(3,657,042)

(a)	See comparable adjustments table discussed in this footnote for explanations surrounding items included in comparable adjustments.

(b)
Unallocated amounts include costs held in the corporate infrastructure that are not allocated to any reporting segment. Significant items included in general and administrative expenses include $375 thousand in headcount and contractor costs, $58 thousand in professional services, $144 thousand in depreciation and amortization, and $75 thousand in warehouse lease termination costs.

(c)	Comparable Adjustments are determined and presented on a non-GAAP basis and are intended to reflect our current operations.

(d)
Our presentation of gross profit is non-GAAP. Segment gross profit is reconciled to gross profit on the consolidated statement of operations with the inclusion of unallocated amounts and comparable adjustments.

Amass Brands, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026 and 2025

Comparable adjustments were as follows:

	March 31,	March 31,
	2026	2025
Net revenues
Sales of bulk wine (a)	-	128,736
Comparable adjustments . Net revenues	-	128,736

Cost of net revenues
Cost of sales of bulk wine (a)	-	146,565
Cost of write-down of unutilized wine pre-acquisition (b)	-	168,930
Comparable adjustments, Cost of net revenues	-	315,495

General and administrative
Stock-based compensation (c)	220,932	44,548
Storage on bulk wine (a)	-	58,047
Comparable adjustments, general and administrative	220,932	102,595

Impairment loss (d)	110,402	-

Comparable adjustments, Operating loss	(331,334)	(289,354)

(a)
The Company sold and is expected to sell excess bulk wine for losses. These are not part of the Company’s regular operations and thus are excluded from the CODM’s review of the wine business. This includes storage costs incurred on the excess bulk wine.

(b)
The Company wrote-down inventory that was acquired as part of the Winc acquisition in 2023. When the Company sold the winc.com business, it lost its ability to sell wine unwanted on the wholesale channel through the winc.com channel. As such, excess bulk wine that was identified and written down in 2024 was not considered to be a core/recurring operation for the business.

(c)	The Company does not include stock-based compensation nor impairment losses in its evaluation of performance.

Our principal area of operation is in the U.S. Current operations for one of the spirits brands is in Mexico. Revenues are attributed to countries based on the location of the customer
.

Geographic data is as follows:

	March 31,	March 31,
	2026	2025
Net revenues
U.S.	$4,138,442	$4,337,540
Non-U.S.	$10,904	$3,003

Amass Brands, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026 and 2025

Note 17 – Subsequent Events

Direct Listing on the Nasdaq Global Market -
On May
20
, 2026, the Company's common stock commenced trading on the Nasdaq Global Market under the ticker symbol "AMSS" pursuant to a direct listing (the "Direct Listing") registering the resale of up to 12,432,021 shares of common stock held by existing stockholders. The Direct Listing was not underwritten on a firm-commitment basis; Maxim Group LLC served as the Company's financial advisor under Nasdaq Rule 4120(c)(8).

Streeterville Private Placement -
In connection with the Direct Listing, the Company completed a private placement (the "Private Placement") with Streeterville Capital, LLC ("Streeterville") pursuant to a Securities Purchase Agreement dated March 17, 2026, as amended by a Global Amendment dated April 7, 2026 (the "SPA"). The SPA provides for the issuance and sale by the Company of up to $30.0 million of Series C Convertible Preferred Stock (the "Series C Preferred Stock") across an initial closing (the "First Closing") and a subsequent closing (the "Second Closing").

At the First Closing on April 8, 2026, the Company issued to Streeterville (i) 28,125 shares of common stock as commitment fee shares and (ii) a warrant to purchase up to 3,500,000 shares of common stock at an exercise price equal to 110% of the Nasdaq Valuation Price, exercisable through the fifth anniversary of the listing date (subject to the Company's right to terminate the warrant after one year post-listing upon ten days' notice), for which Streeterville paid a warrant purchase price of $10,000.

At the Second Closing on May 2
0
, 2026, the Company issued to Streeterville 7,000 shares of

Series C Preferred Stock, for which Streeterville paid $6,990,000.

The Series C Preferred Stock is convertible into common stock at an initial conversion price equal to the Nasdaq Valuation Price. After the earlier of (i) six months from the listing date, (ii) a trigger event, or (iii) an event of default, the conversion price becomes the lesser of the Fixed Price and 90% of the lowest daily volume-weighted average price during the ten trading days prior to conversion, subject to a floor price equal to 40% of the Nasdaq Valuation Price. Conversions are subject to a 9.99% beneficial ownership limitation and the Exchange Cap under Nasdaq Rule 5635(d).

Stockholders’ equity
– The Company opened a new Regulation Crowdfunding round in February 2026 closed in April 2026. The Company does not expect to receive funds on this round.

In connection with the Direct Listing, all outstanding shares of the Company's Series Seed, Series Seed-1 through Seed-5, Series A, and Series B-1 through B-3 Preferred Stock automatically converted into an aggregate of

7,483,093 shares of common stock pursuant to the mandatory conversion provisions of the Company's Eighth Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on April 30, 2026. These conversions resulted in a reclassification within stockholders' equity (deficit) with no income statement impact.

Stock-based compensation
– Subsequent to March 31, 2026
,
and before the issuance date, warrants were exercised to 66,563 shares of Common Stock. The Company received funds of $14,211 related to the exercise of warrants.

SAFE Agreement
- On June 16, 2026, the Company entered into a Simple Agreement for Future Equity (the “SAFE”) with AFTERDREAM, Inc ( “Afterdream”), pursuant to which the Company invested $1,435,000 (the “Purchase Amount”) in exchange for the right to receive shares of Afterdream’s capital stock upon the occurrence of certain future events. The SAFE includes a post-money valuation cap of $7,500,000. Capitalized words used but not defined herein shall have the meaning as set forth in the SAFE. Afterdream is a related party, as the majority owner is the Company’s CEO.

If there is an Equity Financing before the termination of the SAFE, on the initial closing of such Equity Financing, the SAFE will automatically convert into the greater of (1) the number of shares of Standard Preferred Stock equal to the Purchase Amount divided by the lowest price per share of Standard Preferred Stock, or (2) the number of shares of Safe Preferred Stock equal to the Purchase Amount divided by the Safe Price. If there is a Liquidity Event before the termination of the SAFE, the Company will automatically be entitled to receive a portion of Proceeds equal to the greater of (i) the Purchase Amount or (ii) the amount payable on the number of shares of Common Stock equal to the Purchase Amount divided by the Liquidity Price. If there is a Dissolution Event before the termination of the SAFE, the Company will automatically be entitled to receive a portion of Proceeds equal to the Purchase Amount, subject to the liquidation priority provisions set forth in the SAFE. The SAFE is not transferable or assignable by either party without the prior written consent of the other, subject to certain customary exceptions.

On June 17, 2026, the Company entered into Amendment No. 1 to the SAFE (the “Amendment”) with Afterdream. Pursuant to the Amendment, the parties agreed to increase the Purchase Amount from $1,435,000 to $1,535,000, representing an additional investment of $100,000 by the Company. The Post-Money Valuation Cap of $7,500,000 remains unchanged. All other material terms of the SAFE remain in full force and effect as originally executed, including the conversion mechanics upon an Equity Financing, Liquidity Event, or Dissolution Event.

On June 24, 2026, the Company entered into Amendment No. 2 to the SAFE (the “Amendment”) with Afterdream. Pursuant to the Amendment, the parties agreed to increase the Purchase Amount from $1,535,000 to $1,735,000, representing an additional investment of $200,000 by the Company. The Post-Money Valuation Cap of $7,500,000 remains unchanged. All other material terms of the SAFE remain in full force and effect as originally executed, including the conversion mechanics upon an Equity Financing, Liquidity Event, or Dissolution Event.

Investment in De Soi
– In June 2026, the Company repaid its repurchase commitment on its investment in De Soi discussed in Notes 6 and 14. Afterdream repaid the loan for which the De Soi equity was used as collateral, which therefore resolved the requisites to release the collateral. The Company is awaiting confirmation that the securities have been released and returned to the Company.

Subsequent to March 31, 2026, certain investments were formalized into a SAFE (see Note 6).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion

and analysis of our financial condition and results of operations together with our financial statements and related notes and other financial information appearing elsewhere in this prospectus. Some of the information contained in this discussion and analysis or set forth elsewhere in this prospectus, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “
Risk Factors
” section of this prospectus, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this prospectus. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section entitled “
Risk Factors
.” This MD&A, which should be read in conjunction with our Financial Statements, is organized as follows:

Overview.
This section provides a general description of our business and brief descriptions of recent goodwill and trademarks impairments, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

Strategy.
This section provides a description of our strategy and a discussion of a recent development, and significant divestitures, acquisitions, and investments.

Recent developments.
This section summarizes the material transactions and events that occurred during, or shortly after, the three months ended March 31, 2026.

Results of operations.
This section provides an analysis of our results of operations presented on a business segment basis. In addition, a brief description of significant transactions and other items that affect the comparability of the results is provided.

Liquidity and capital resources.
This section provides an analysis of our cash flows, outstanding debt, liquidity position, and commitments. Included in the analysis of outstanding debt is a discussion of the financial capacity available to fund our on-going operations and future commitments, as well as a discussion of other financing arrangements.

Critical accounting policies and estimates.
This section identifies accounting policies that are considered important to our results of operations and financial condition, require significant judgment, and involve significant management estimates. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 1.

Emerging Growth Company and Smaller Reporting Company Status.
This section discusses our reporting status.

Overview

We are a consumer packaged goods company focused on developing, marketing, and distributing a portfolio of premium beverage brands across the wine, spirits, and functional non-alcoholic categories with the ethos of meeting the needs of the modern day consumer. We have also historically offered a limited selection of personal and self-care products, but such products are not a priority on a go-forward basis as we focus on growing our beverage portfolio. Our products are primarily sold through a three-tier system to wholesale distributors, who then sell to retailers, bars, and restaurants, as well as directly to consumers through our e-commerce platforms.

Our business is driven by (i) the strength of our brands, (ii) the breadth and depth of our distribution network, (iii) consumer adoption of new product innovations, and (iv) our ability to manage costs while investing in long-term growth. We measure performance not only by revenue and profitability, but also by key operating metrics such as shipments, depletions, retail scan data, points of distribution (“PODs”), and velocity.

Our internal management financial reporting consists of two business divisions: (i) Wine and (ii) Spirits. We report our operating results in two segments: (i) Wine and (ii) Spirits.

In the Wine segment, we offer a portfolio that includes organic, biodynamic, and “better for you” premium wine brands, comprising both domestically produced and imported wines. The wine segment also includes our non-alcoholic wine business. In our Spirits segment, our portfolio includes AMASS spirits, GEM&BOLT mezcal, and Calirosa tequila. The Spirits segment also includes our non-alcoholic spirits products and, historically, a limited amount of personal and self-care products, which are not a priority on a go-forward basis. Certain items such as costs related to corporate communications, development, finance, strategy and growth, executive management, human resources, investor relations, IT, and legal are general costs applicable to the consolidated group and are not allocated to the reportable segments. These costs are not included in our Chief Operating Decision Maker’s (CODM) evaluation of the operating income (loss) performance of the other reportable segments.

Our business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting.

Geographic Markets

Substantially all of our net revenues are currently generated in the United States, which represents our primary market across our spirits, wine, and non-alcoholic beverage portfolios. We have limited international exposure, with 99.7% of our revenues from the three months ended March 31, 2026 coming from the U.S. Certain of our brands have historically been sold in Europe, Canada, and Asia on a limited basis, primarily through third-party distributors or production-related arrangements, and such sales have not been material to our consolidated revenues. In addition, certain of our agave-based spirits products are produced in Mexico by our fully owned Mexican subsidiary and third-party production arrangements, but we do not currently operate material direct sales or distribution operations outside the United States. While our brands may reach consumers outside the United States through isolated or opportunistic transactions, we do not presently have established, ongoing commercial operations in Canada, Europe, Asia, or Latin America.

Strategy

Our long-term strategy, customer and market environment, marketing, sales, and distribution is unchanged from the strategy described in the S-1/A. For the Wine segment, our strategy is centered on generating consistent cash flow while preserving market positioning and selectively growing key brands that drive long-term enterprise value. We continue to optimize the portfolio with a focus on brands that demonstrate sustainable velocity and margin expansion, while rationalizing non-core labels to reduce complexity and improve working capital efficiency. For the Spirits segment, our strategy reflects a disciplined approach, with a near-term deprioritization in 2026 as we position the business for renewed growth in subsequent periods. We are actively managing existing brands to protect cash flow and maintain distribution presence, while deferring significant incremental investment until market conditions and capital allocation priorities support accelerated expansion.

In the first quarter of 2026, we continued to take steps in preparation for a direct listing of our common stock on a national securities exchange, including the filing of our Seventh Amended and Restated Certificate of Incorporation in January 2026 (which effected a 1-for-3 reverse stock split and converted our outstanding non-voting common stock into voting common stock) and, subsequent to quarter end, the filing of our Eighth Amended and Restated Certificate of Incorporation in April 2026.

Recent Developments

•
Seventh Amended and Rested Certificate of Incorporation (January 2026)
. On January 9, 2026, we filed with the State of Delaware, the Certificate of Incorporation, which, among other things, effected the Reverse Stock Split at a ratio of one-for-three (1-for-3), applied uniformly to all holders of Common Stock. The conversion rates of our outstanding shares of Preferred Stock were adjusted proportionately in accordance with their terms. Under US GAAP, the effects of the Reverse Stock Split are applied retrospectively to all reported financial periods.

•
Convertible note program (November 2025 through March 2026).
From November 2025 through March 31, 2026, we issued unsecured convertible promissory notes in an aggregate principal amount of $2,766,316. The convertible notes bear simple interest at 9% per annum and mature on the earlier of (i) 24 months from issuance or (ii) a change of control. Upon a qualified financing (which would include our planned direct listing), the outstanding principal and accrued interest automatically convert at a price equal to 80% of the price paid by new investors. In connection with the issuance of the convertible notes, we also issued warrants to purchase shares of common stock, with an exercise price equal to the greater of $10.00 or the volume-weighted average trading price, exercisable following our listing on Nasdaq and expiring 180 days thereafter. Issuance of shares under the notes and warrants is subject to a 19.99% exchange cap absent stockholder approval. We have concluded that the embedded conversion feature requires bifurcation and the warrants require liability treatment. See Notes 8 and 10 to our unaudited condensed consolidated financial statements. See ‘Certain Relationships and Related Person Transactions’ and ‘Description of Capital Stock’ for the material terms of the notes and warrants.

•	Secured Promissory Note amendments — troubled debt restructuring (January 2026). In January 2026, we entered into two amendments to our Secured Promissory Note originally issued in April 2024:

Amendment No. 3 extended maturity to June 30, 2027, cancelled monthly payments due February through April 2026, waived accrued late-payment fees, released a contingent equity-transfer remedy, and set a revised payment schedule of seventeen $50,000 installments starting
May
2026 plus a $417,000 balloon at maturity. Because we were in payment default and the lender granted concessions it would not otherwise have granted, we accounted for the amendment as a troubled debt restructuring under ASC 470-60. The total undiscounted cash flows under the restructured terms equal the pre-restructuring carrying amount, so no gain or loss was recognized. The effective interest rate on the restructured note is zero, and future cash payments will be applied entirely as reductions of the carrying amount.

Amendment No. 4 effected a partial warrant exercise pursuant to which the lender exercised a portion of a pre-existing warrant to purchase 102,425 shares of our Series B Preferred Stock at the contractual exercise price of $1.4644 per share. The $150,000 aggregate exercise price was paid by cancelling $150,000 of principal under the Note. The warrant is equity-classified; no gain, loss, or fair value remeasurement was recognized.

After giving effect to Amendments Nos. 3 and 4, the outstanding principal balance of the Secured Promissory Note at March 31, 2026 was $1,067,000.

•
Mezzanine Secured Notes — related-party balance repaid (March 2026); interest exchange (February 2026).
In February 2026, we extinguished $276,475 of accrued interest on our Mezzanine Secured Notes in exchange for the exercise of 65,509 shares of common stock warrants for $26,479 and the issuance of 20,833 shares of common stock for $249,996. In March 2026, the remaining $97,854 of Mezzanine Secured Notes principal owed to a related-party holder was repaid in full. The aggregate Mezzanine Secured Notes principal balance at March 31, 2026 was $200,000 with $266,827 of accrued interest, none of which was due to a related party at quarter end. See Note 9 to our unaudited condensed consolidated financial statements.

•
Asset-based loan facility — maximum reduced; covenant waiver (2025/2026).
During the first quarter of 2026, the maximum aggregate principal amount of our Loan and Security Agreement (the “ABL”) was reduced from $8,000,000 to $5,000,000. In August 2025 we breached a financial covenant under the ABL, which placed the ABL into technical default. We received a covenant waiver from the lender as of December 31, 2025, and through the date of issuance of these financial statements the parties continue to work together and the breach has not affected the functionality of the facility. The ABL matures in September 2026 with an automatic renewal for one year if not terminated before 60 days before the termination date. The outstanding ABL balance was $2,928,161 at March 31, 2026, compared with $3,277,034 at December 31, 2025.

34

•
Eighth Amended and Restated Certificate of Incorporation (subsequent event — April 30, 2026).
Subsequent to quarter end, on April 30, 2026, we filed our Eighth Amended and Restated Certificate of Incorporation with the State of Delaware, which (i) removed the one-time operative provisions effected by the Seventh A&R Certificate and (ii) granted our Board of Directors the authority, by resolution, to designate one or more additional series of preferred stock out of the authorized but unissued shares of preferred stock and to fix the voting powers, preferences, and relative, participating, optional, or other special rights of each such series. See Note 17 to our unaudited condensed consolidated financial statements.

•
Regulation Crowdfunding round (subsequent event — February to April 2026).
In February 2026 we opened a Regulation Crowdfunding offering, which closed in April 2026. As of the date of issuance of these financial statements, no funds had been received from the offering. See Note 17.

Results of Operations

Financial Highlights

Below is a summary of changes in net loss for the three months ended March 31, 2026 from 2025, with comparable adjustments broken out and shown separately (further discussed below):

	Three months ended		Dollar	Percent
	2026	2025	Change	Change
Net revenue	$4,149,346	$4,340,544	(191,198)	-4%
Cost of net revenue	3,076,402	3,125,784	(49,382)	-2%
Gross profit	1,072,944	1,214,760	(141,816)	-12%
Operating expenses
Selling and marketing	967,477	993,405	(25,928)	-3%
General and administrative	2,516,805	2,118,102	398,703	19%
Research and development	—	—	—	N/A
Impairment expense	110,402	—	110,402	N/A
Total operating expenses	3,594,684	3,111,507	483,177	16%
Comparable loss from operations	(2,521,740)	(1,896,747)	(624,993)	33%
Other income (expense)	(519,865)	(1,822,874)	1,303,009	-71%
Provision for income taxes	—	—	—	N/A
Net income (loss)	$(3,041,605)	$(3,719,621)	$678,016	-18%

Comparable Adjustments

Management excludes items that affect comparability from its evaluation of the results of each operating segment as these Comparable Adjustments are not reflective of core operations of the segments. Segment operating performance and the incentive compensation of segment management are evaluated based on core segment operating loss which does not include the impact of these Comparable Adjustments.

As more fully described herein and in the related Notes, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:

	March 31, 2026	March 31, 2025
Net revenues
Sales of bulk wine (a)	—	128,736
Comparable adjustments, Net revenues	—	128,736

Cost of net revenues
Cost of sales of bulk wine (a)	—	146,565
Cost of write-down of unutilized wine pre-acquisition (b)	—	168,930
Comparable adjustments, Cost of net revenues	—	315,495

General and administrative
Stock-based compensation (c)	220,932	44,548
Storage on bulk wine (a)	—	58,047
Comparable adjustments, general and administrative	220,932	102,595

Impairment loss (d)	110,402	—

Comparable adjustments, Operating loss	(331,334)	(289,354)

(a)
Sales from divested business unit relates to the sale of Winc.com in June 2023. All of those revenues pre-sale and associated costs are not part of our recurring business and are thus excluded from what the CODM views as regular operations. Along the same line, the sales from divested business unit also include sales and associated costs related to inventory sold to the buyer of winc.com post-sale. These revenues are not regular and part of the business’ long-term business plans/strategy and occur because they have been cash accretive in nature. Operating expenses related to these revenues are also excluded from performance evaluations for the segments.

(b)
The Company wrote-down inventory that was acquired as part of the Winc acquisition in 2023. When the Company sold the winc.com business, it lost its ability to sell wine unwanted on the wholesale channel through the winc.com channel. As such, excess bulk wine that was identified and written down in 2025 was not considered to be a core/recurring operation for the business.

(c)	The Company does not include stock-based compensation in its evaluation of performance.

(d)	The Company does not include impairment loss in its evaluation of performance.

Business Segments

Net revenue

	March 31,	March 31,	Dollar	Percent
	2026	2025	Change	Change
Wine	$3,688,329	$3,754,755	$(66,426)	-2%
Spirits	461,017	457,053	3,964	1%
Unallocated amounts	-	-	-	N/A
Comparable adjustments	-	128,736	(128,736)	-100%
Consolidated net revenues	$4,149,346	$4,340,544	$(191,198)	-4%

The wine business declined 2% from the first quarter of 2025 to the first quarter of 2026. This decline was largely due to portfolio optimization and strategic investment in core brands. We believe this optimization will better utilize working capital and allow for more stable growth in future periods, as marketing resources and focus can be more directed to the brands we have higher conviction behind. In the first quarter of 2026, sales of our three priority core brands – Summer Water, Pizzolato MUSE, and Good Twin increased by 5.8% over 2025. As our core and priority brands continue to become a larger composition of total wine revenue, we anticipate revenue to not only grow but to be more capital efficient.

Spirits revenue increased 1% in the first quarter of 2026 compared to the first quarter of 2025. Calirosa revenue grew 5% in the first quarter of 2026 while revenue from AMASS spirits declined Company’s strategic decision to temporarily deprioritize certain legacy spirits products while management focused on integrating and rebuilding the operational and commercial platform associated with the 222 Spirits acquisition. During this Calirosa transition, the Company reduced shipment volumes as it realigned distribution and brand positioning for the portfolio and we started to see the effect of the change in this quarter.

The decline in comparable adjustments is largely due to the sale of the Winc DTC business in 2023.

Gross profit, non-GAAP
	March 31,	March 31,	Dollar	Percent
	2026	2025	Change	Change
Wine	$867,000	$1,179,264	$(312,264)	-26%
Spirits	205,944	222,255	(16,311)	-7%
Comparable Adjustments	-	(186,759)	186,759	-100%
Consolidated gross profit	$1,072,944	$1,214,760	$(141,816)	-12%

Our presentation of gross profit is non-GAAP. Segment gross profit is reconciled to gross profit on the consolidated statement of operations with the inclusion of unallocated amounts and comparable adjustments.

Wine segment gross profit, non-GAAP decreased 26.5% to $0.9 million (23.5% of wine net revenues) for the first quarter of 2026 from $1.2 million (31.4% of wine net revenues) for the first quarter of 2025. The decline in wine gross profit, non-GAAP was primarily driven by the overall decline in wine net revenues and a compression in gross margins reflecting changes in brand mix, increased inventory obsolescence charges ($0.2 million increase), and higher per-unit production costs related to tariffs.

Spirits segment gross profit, non-GAAP decreased by 7.3%, to $0.2 million (44.7% of spirits net revenues) for the first quarter of 2026 from $0.2 million (48.7% of spirits net revenues) for the first quarter of 2025. The reduced margin was attributable to product mix from higher-margin organic AMASS spirits to the Calirosa brand, which carries a lower gross margin profile given third-party sourcing costs and repricing initiatives required for the brand.

Comparable Adjustments in the first quarter of 2025 were a combination of bulk wine sales and write-downs of unutilized wine that did not occur during the first quarter of 2026.

Sales and marketing

	March 31,	March 31,	Dollar	Percent
	2026	2025	Change	Change
Wine	$862,129	$901,696	$(39,567)	-4%
Spirits	67,199	80,547	(13,348)	-17%
Unallocated amounts	38,149	11,162	26,987	242%
Consolidated selling and marketing	$967,477	$993,405	$(25,928)	-3%

Sales and marketing expenses decreased 2.6% to $1.0 million for the first quarter of 2026. Wine sales and marketing expense decreased 4.4%, reflecting tighter discipline around trade and promotional spend. Spirits sales and marketing expense decreased 16.6%, consistent with the near-term deprioritization of Spirits investment described under “Strategy” above. The increase in unallocated sales and marketing costs reflects incremental corporate marketing and brand-investment activity not allocated to either reportable segment.

General and administrative

	March 31,	March 31,	Dollar	Percent
	2026	2025	Change	Change
Wine	$695,828	$952,946	$(257,118)	-27%
Spirits	139,334	376,602	(237,268)	-63%
Unallocated amounts	1,460,711	685,959	774,752	113%
Comparable Adjustments	220,932	102,595	118,337	115%
Consolidated general and administrative	$2,516,805	$2,118,102	$398,703	19%

Consolidated general and administrative (“G&A”) expense increased $0.4 million, or 18.8%, year-over-year. The increase was driven entirely by unallocated corporate G&A, which grew $1.0 million year-over-year and offset reductions of $0.3 million in Wine and $0.2 million in Spirits achieved through headcount actions and shared-service consolidation. The increase in unallocated G&A reflects (i) $693 thousand of advisory share-based expense recognized in the first quarter of 2026 in connection with the issuance of 77,331 shares of common stock to advisors and (ii) higher professional services costs associated with our direct listing.

Unallocated G&A for the first quarter of 2026 includes approximately $523 thousand in headcount and contractor costs, $699 thousand in professional services, and $44 thousand in amortization expense. The comparable figures for the first quarter of 2025 were $375 thousand in headcount and contractor costs, $58 thousand in professional services, $144 thousand in depreciation and amortization, and $75 thousand in warehouse lease-termination costs.

Research and development

We did not have material research and development costs in the first quarter of 2026 nor the first quarter of 2025.

Impairment

We recognized $0.1 million of impairment loss in the first quarter of 2026 (none in the first quarter of 2025), reflecting an additional impairment charge on intangible assets associated with our Gem & Bolt acquisition. Together with the goodwill and intangible-asset impairments recognized in 2024 and 2025 (described in the S-1/A), this charge reflects continued softness in certain Spirits reporting units.

Operating loss

	March 31,	March 31,	Dollar	Percent
	2026	2025	Change	Change
Wine	$(690,957)	$(675,378)	$(15,579)	2%
Spirits	(589)	(234,894)	234,305	-100%
Unallocated amounts	(1,498,860)	(697,121)	(801,739)	115%
Comparable Adjustments	(331,334)	(289,354)	(41,980)	15%
Consolidated operating loss	$(2,521,740)	$(1,896,747)	$(624,993)	33%

Consolidated loss from operations widened $0.6 million year-over-year to $(2.5) million. Wine segment operating loss was essentially flat year-over-year, and Spirits segment operating loss narrowed by $0.2 million driven by reduced G&A. The overall increase in operating loss was driven by unallocated corporate G&A, as discussed under “General and Administrative” above.

Other income (expense)

	March 31,	March 31,	Dollar	Percent
	2026	2025	Change	Change
Interest income	$3,709	$6,483	$(2,774)	-43%
Interest expense	(454,856)	(1,544,260)	1,089,404	71%
Change in fair value of derivative liabilities	(49,216)	-	(49,216)	-100%
Change in fair value of SAFEs	(10,426)	-	(10,426)	-100%
Other expense, net	(9,076)	(285,097)	276,021	97%
Consolidated other income (expense)	$(519,865)	$(1,822,874)	$1,303,009	-71%

Total other income (expense) improved by $1.3 million year-over-year to $(0.5) million, driven primarily by lower interest expense. Interest expense for the first quarter of 2026 was $0.5 million, compared with $1.5 million for the first quarter of 2025 — a 70.5%, decrease. The decrease in interest expense reflects (i) lower outstanding ABL balances ($2.9 million at March 31, 2026 versus $3.7 million at March 31, 2025), (ii) the application of zero-effective-interest-rate treatment to the Secured Promissory Note following the troubled debt restructuring described under “Recent Developments” above, and (iii) the absence in the current quarter of certain interest-related charges that were recorded in the first quarter of 2025 in connection with the legacy Mezzanine Secured Notes and certain related-party promissory note arrangements.

Other expense, net of $0.1 million in the first quarter of 2026 includes the changes in fair value of our derivative liabilities and our SAFE liability, each measured at fair value under Level 3 inputs as described in Notes 3, 8, 10, and 11 to our unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

Sources of Liquidity

We have historically funded our operations through issuances of stock, credit facilities, term loans, revenue producing activities, convertible debt, and SAFE agreements. In August 2025, we experienced a technical breach of certain financial covenants under our credit facility. On March 10, 2026, we entered into the Credit Facility Amendment with our lender, Merchant Factors Corp., pursuant to which the lender waived the defaults for the period from September 30, 2025 through March 10, 2026 and the parties agreed to reduce the maximum credit from $8,000,000 to $5,000,000, reset each of the Tangible Working Capital and Tangible Net Worth covenants to $2,500,000 (tested quarterly), and extend the facility term to September 30, 2026. See “—
Credit Facility Covenant Breach
” below for additional detail. As of March 31, 2026, we had cash and cash equivalents of $1.0 million.

Based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and the need to raise additional capital to finance our future operations and, without giving effect to this offering, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date of our audited consolidated financial statements. See the section entitled “
Risk Factors — Risks Related to Our Financial Condition and Capital Requirements —  We may not be able to continue as a going concern without additional financing, and if such financing is not available to us or is not available to us on acceptable terms, we may be forced to cease operations
.” included elsewhere in this prospectus. Our Independent Registered Accounting Firm issued an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,		Dollar	Percent
	2026	2025	Change	Change
Net cash used in operating activities	$(1,799,602)	$(720,777)	$(1,078,825)	150%
Net cash provided by investing activities	261,327	574,227	(312,900)	-54%
Net cash provided by financing activities	1,705,119	(22,016)	1,727,135	-7,845%
Net increase (decrease) in cash	$166,844	$(168,566)	$335,410	-199%

Operating activities

Net cash used in operating activities was $1.8 million in the first quarter of 2026, compared with $0.7 million in the first quarter of 2025. The increase in operating cash use reflects unfavorable movements in working capital, including a $0.8 million increase in accounts receivable, a $0.8 increase in inventory, and a $0.2 increase in prepaid expenses and other current assets, partially offset by a $1.3 million increase in accounts payable and a $0.6 million increase in accrued expenses. Net loss before non-cash items improved year-over-year, reflecting the lower net loss discussed above and the inclusion of $0.7 million in noncash issuance of advisory common stock shares, $0.2 million of stock-based compensation, $0.1 million of depreciation and amortization, $0.1 million of impairment, and $49 thousand of fair-value losses on derivative liabilities.

Investing activities

Net cash provided by investing activities was $0.3 million in the first quarter of 2026, compared with $0.6 million in the first quarter of 2025. The current-period inflow reflects $0.3 million proceeds from a deposit on an investment repurchase, with $39 thousand of investing outflows in the period. The first quarter of 2025 included $0.5 million of proceeds from the sale of an investment in De Soi and $0.1 million of proceeds from a notes receivable.

Financing activities

Net cash provided by financing activities was $1.7 million in the first quarter of 2026, compared with $22 thousand used in the first quarter of 2025. The first quarter of 2026 financing activity was driven by $1.4 million of net proceeds from convertible-note issuances and $0.8 million of proceeds from warrant exercises, partially offset by $0.3 million of net repayments on the ABL, and $0.1 million of loan repayments (principally the related-party Mezzanine Secured Note repayment described under “Recent Developments”).

Streeterville Capital Prepaid Preferred Purchase

On March 17, 2026, we entered into a Securities Purchase Agreement with Streeterville for a prepaid preferred purchase of up to $30 million of Series C Convertible Preferred Stock. The initial purchase of $6,990,000 occurred at the Second Closing on May 20, 2026, net of a $30,000 Transaction Expense Amount. Subsequent purchases are at our election during the two-year commitment period, subject to conditions including minimum market capitalization of $50 million, outstanding balance below $2 million, 20-day and 60-day median and average daily trading volume of at least $250,000, stockholder equity of at least $3 million (if listed on Nasdaq Capital Markets), closing trade price at least 200% above the Floor Price for ten consecutive trading days, and an effective registration statement. We have a reinvestment right to Streeterville to purchase up to an additional $5 million.

Subsequent purchases are at our election, subject to conditions that include trading volume, market capitalization, shareholder approval for issuances exceeding Nasdaq thresholds, maintenance of sufficient authorized shares, and trading above a floor price metric. Conversions would initially be at a fixed price based on the Nasdaq listing valuation and, after the earlier of 180 days post-listing or specified trigger events, at an alternate price equal to the lower of the fixed price and 90% of the lowest daily VWAP in the ten trading days prior to conversion, in each case subject to a floor. In connection with First Closing, we issued Commitment Shares equal to $450,000 divided by the Expected Reference Price of $16.00 per share (28,125 shares), pursuant to the Amendment. At the First Closing on April 8, 2026, we also issued to Streeterville the Warrant to purchase up to 3,500,000 shares of Common Stock, cash-exercisable at 110% of the Fixed Price, for a Warrant Purchase Price of $10,000. The arrangement contemplates Streeterville consent rights over certain future debt and equity issuances and a post-listing registration of all shares issuable under the commitment; failure to cause the registration to become effective within a specified period would increase outstanding stated value by a stated percentage per month, subject to caps and tolling. We believe this facility will enhance near-term liquidity but will also result in dilution to existing stockholders and could constrain other financing alternatives.

Future funding requirements

We anticipate that we will continue to incur net losses for the foreseeable future due to the requisite investment in sales and marketing to grow our brands, costs to incubate new brands, and to potentially engage in future acquisitions. We expect our operating losses to continue until we can increase revenues to support operational costs. We also have short-term liabilities that are coming due in the near term.

As of December 31, 2025, we had $0.8 million in cash and cash equivalents. From January 1, 2026 through March 31, 2026, we raised $0.8 million in exercised warrants and $1.4 million of notes convertible into common stock. As of March 31, 2026 we had $1.0 million in cash and cash equivalents.

We believe that our existing cash and cash equivalents will be sufficient to fund our current operating plan through at least June 2026. Based on our current operation and fundraise plan, we believe that our existing cash and cash equivalents, will allow us to fund our operations and meet our debt obligations through May 2027. Our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors, including the factors discussed in the section of this prospectus entitled “
Risk Factors
.” We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. We expect that we will require additional funding to continue operations and fund growth objectives. Further, our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert the attention of our management from our day-to-day activities, which may adversely affect our ability to meet our business objectives.

Material cash requirements

Our material cash requirements consist primarily of debt obligations, amounts due under convertible instruments and SAFEs upon triggering events, leases and licensing fees, payables to inventory suppliers, and payables for professional services. The timing and magnitude of these cash requirements depend on a variety of factors, including operating performance, compliance with debt covenants, access to capital, and the timing of any liquidity events.

The table below summarizes our material cash requirements as of March 31, 2026, separated between short-term (within the next 12 months) and long-term (thereafter).

Category	Next 12 Months	Thereafter	Total
Secured credit facility principal and interest (1)	$2,928	$-	$2,928
Other debt principal and interest (2)	2,885	682	3,567
SAFEs and convertible instruments (3)	-	531	531
Leases and licensing fees (4)	380	-	380
Supplier payables (5)	4,577	-	4,577
Professional service payables (6)	4,998	-	4,998
Total material cash requirements	$15,768	$1,213	$16,981

(amount in thousands)

Note:
Amounts reflect contractual obligations and known commitments as of March 31, 2026 and do not include discretionary operating expenditures. Amounts also do not include principal and interest of approximately $2.7 million of convertible notes, including $1,000,000 issued to MVL Inc. (f/k/a Alchemi Project Inc.) in February 2026, that automatically converted into shares of Common Stock upon the consummation of the Company’s Direct Listing that occurred on May 20, 2026. The conversion occurred at a conversion price equal to 80% of the price per share of equity securities sold in the Qualified Financing.

(1)
Represents scheduled principal and interest payments under our credit facility, assuming renewal of the credit facility in the ordinary course consistent with historical practice. Amounts are based on contractual repayment terms in effect as of the reporting date and do not reflect potential acceleration resulting from covenant breaches or events of default. The presentation also does not reflect future renewals, extensions, refinancings, or other modifications that management expects to pursue in the normal course of business. Management believes it has the intent and ability to renew the credit facility on an ongoing basis and to satisfy principal obligations as they come due through continued access to the facility, operating cash flows, and other capital-management actions.

41

(2)
Represents scheduled principal and interest payments under our other indebtedness based on contractual terms in effect as of the reporting date. The amounts presented do not reflect potential acceleration resulting from covenant breaches or events of default, nor do they reflect any extensions, refinancings, or other modifications that management may pursue. All debt instruments scheduled to mature within the next 12 months are held by shareholders, and management is evaluating and expects to pursue a combination of equity conversions and maturity extensions to address principal obligations due within that period.

(3)
Our SAFEs and convertible instruments do not require scheduled cash repayment and are generally convertible into equity upon the occurrence of a qualifying financing, liquidity event, or other specified triggering events. As a result, no cash payments are reflected in the short-term column. Amounts presented in the long-term column reflect potential settlement amounts only in the event that conversion does not occur or upon the occurrence of other contingent outcomes.

(4)	We have an obligation to pay $42,248 per month under our Santa Maria Warehouse (as defined below) lease that ends in December 2026. We do not have any other material leases or licensing fees.

(5)
Represents payables to various suppliers throughout our supply chain. With respect to the two vendors with the largest outstanding balances, management is in active discussions to negotiate a settlement that would involve converting approximately $2.35  million of the outstanding payables into term debt payable over a three-year period. Management is also actively negotiating settlements and other resolutions with a majority of its remaining suppliers.

(6)
Represents payables to various professional service providers related primarily to legal and transaction services, which were largely incurred in connection with acquisitions completed in prior periods. Management intends to negotiate and settle these balances over the next several years through a combination of negotiated reductions and conversions to equity.

Contractual Obligations and Commitments

Bulk wine contracts

In connection with our 2023 acquisition of Winc, we assumed a portfolio of long-term bulk wine supply contracts originally structured to support both Winc’s direct-to-consumer and wholesale operations. These agreements provide for the purchase of bulk wine through the 2025 calendar year, primarily covering the 2023 and 2024 vintage years, at contracted prices generally ranging from $9.00 to $15.50 per gallon.

Since the acquisition, market conditions in the bulk wine segment have deteriorated materially. We believe the decline is other than temporary through the dates for which the contracts apply. Wines that were previously contracted at $10–$15 per gallon now trade for as little as $2 per gallon in the spot market, reflecting approximately a 4% category-wide volume decline and oversupply across key varietals. As a result, the realizable value of the wine under contract has decreased significantly. To address these excess commitments, we are actively evaluating a range of mitigation strategies, including negotiated contract terminations, resale into the bulk market, and alternative production uses. During 2024, we recognized approximately $3.7 million in anticipated losses associated with these contracts. In 2025, we recognized an additional $0.1 million in anticipated losses associated with these contracts. No material losses were recognized in the three months ended March 31, 2026.

Supplier contracts

In June 2023, the Company entered into an Asset Purchase Agreement with Full Glass to sell substantially all assets of the Winc DTC business. The total purchase consideration was approximately $11.0 million, consisting of $0.25 million in cash, a $5.25 million senior secured promissory note, a $4.0 million subordinated note, and penny warrants in Full Glass’s parent company.

Following the closing, the parties executed subsequent agreements to define the ongoing commercial terms and expand the relationship.

•
February 2024: Full Glass and AMASS entered into an agreement, under which (i) the warrants issued to AMASS were permanently cancelled and forfeited, (ii) the subordinated note was cancelled, (iii) all prior defaults under the original notes were waived, and (iv) the two existing promissory notes were consolidated into a single Amended and Restated Secured Promissory Note with an initial principal balance of $1.884 million, bearing interest at 8% per annum with monthly $150 thousand payments beginning in March 2024. The restatement reflected an agreed purchase-price reduction of approximately $1.6 million, which was estimated in 2023. For such considerations, Full Glass accelerated repayment of the Secured Promissory Note that existed prior to this amendment. On the same date, AMASS and Full Glass executed a Multi-Year Wine Purchase Agreement under which Full Glass committed to purchase approximately 111,000 cases of finished wine (aggregate value
≈
$4 million) through February 2026 at a price of $36 per case, subject to a semi-annual $1 million take-or-pay minimum and 30-day payment terms, thereby establishing AMASS as a continuing production partner for Full Glass’s portfolio. At this time Full Glass is in default of the production agreement and a settlement is being negotiated.

•
October 2024: The note balance was reduced to $718 thousand, with continued $150 thousand monthly payments and an additional $215 thousand principal pay-down linked to bank funding. A concurrent letter agreement required Full Glass to pay $695 thousand toward outstanding trade payables owed to AMASS in two tranches tied to the facility’s funding timeline.

Afterdream services

We previously provided certain operational and administrative services to Afterdream, Inc. in connection with its efforts to scale its business. As we pursued a public listing, the Company determined to discontinue these services due to potential regulatory considerations associated with NASDAQ listing requirements relating to businesses operating in the hemp-derived cannabinoid space. Accordingly, we ceased providing services to Afterdream.

In connection with the termination and settlement of these services, we sold our remaining shares of De Soi to Afterdream for $0.4 million. The transfer was intended to provide Afterdream with sufficient collateral to obtain financing and repay its outstanding obligations to us in full. Under the terms of the agreement, we retain the right to repurchase the De Soi shares from Afterdream for the purchase price plus 9% interest per annum.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial statements upon adoption.

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 3, “Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this prospectus.

Credit Facility Covenant Breach

In August 2025, we experienced a technical breach of certain financial covenants under our credit facility, primarily related to minimum Tangible Working Capital and Tangible Net Worth requirements. On March 10, 2026, we and our lender, Merchant Factors Corp., entered into the Credit Facility Amendment, which (i) waived defaults arising from our non-compliance with the Tangible Working Capital covenant and the Tangible Net Worth covenant for each calendar month during the period from September 30, 2025 through March 10, 2026, (ii) reduced the maximum credit available under the facility from $8,000,000 to $5,000,000, (iii) reset the minimum Tangible Working Capital and Tangible Net Worth covenants to $2,500,000 each, tested at the end of each fiscal quarter, (iv) extended the initial term of the facility to September 30, 2026, with automatic one-year renewal periods, and (v) required payment of a $5,000 amendment fee. In connection with the Credit Facility Amendment, we reaffirmed all covenants and representations under the Loan and Security Agreement and executed a general release in favor of the lender.

The Credit Facility Amendment became effective upon execution by each guarantor (including AMASS Brands, Inc. and Project Crush Acquisition Corp., LLC as corporate guarantors, and Mark T. Lynn and Geoffrey McFarlane as individual guarantors) and satisfaction of all conditions. The covenant breach and related amendment underscore our dependence on continued access to liquidity and the importance of maintaining compliance with our debt agreements. Although the prior defaults have been waived, the reduced availability under the facility may limit our borrowing capacity. Failure to maintain compliance with the amended covenants could require us to seek additional waivers, restructure our indebtedness, raise additional capital, or curtail operations.

The covenant breach and related waiver underscore our dependence on continued access to liquidity and the importance of maintaining compliance with our debt agreements. Failure to maintain compliance could require us to seek additional waivers, restructure our indebtedness, raise additional capital, or curtail operations.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP), which require management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosures. These estimates are inherently uncertain, and actual results may differ from those estimates. The following accounting policies and estimates are material to our financial condition and results of operations and require significant management judgment.

Critical Accounting Policies

Fair Value Option

ASC 825,
Financial Instruments
(ASC 825), allows for entities to elect the “fair value option,” which permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value. The decision to elect the fair value option is: (a) applied on an instrument-by-instrument basis (except as delineated within the guidance of ASC 825); (b) irrevocable, unless a new election date occurs; and (c) applied to an entire instrument.

Entities may elect the fair value option for several defined items, including a recognized financial asset and financial liability (with certain specified exceptions). The fair value option may not be elected for several items as defined in ASC 825, including an investment in a subsidiary or an interest in a variable interest entity that is required to be consolidated.

The election of recognition under the fair value option is irrevocable unless another election date occurs. The fair value option need not be applied to all instruments issued or acquired in a single transaction. A financial instrument that is legally a single contract may not be separated into parts for purposes of applying the fair value option. An investor in an equity security may elect the fair value option for its entire investment in that security, including fractional shares.

The Company has elected the fair value option on its equity investment in De Soi, Inc. (“De Soi”). Management determined to elect the fair value option on these investments in order to provide more useful information to the shareholders regarding the performance of its investment.

Business combinations

The Company accounts for business combinations under ASC 805,
Business Combinations
, which requires that the assets acquired and the liabilities assumed be recorded at the date of acquisition at their respective fair value and that direct costs of acquisitions be expensed as they are incurred. The excess purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) method and consist of components, finished goods, and products in transit from the Company’s suppliers. Costs of finished goods inventories include all costs incurred to bring inventory to its current condition, including inbound freight and duties. If the Company determines that the estimated net realizable value of its inventory is less than the carrying value of such inventory, it records a charge to cost of net revenues to reflect the lower of cost or net realizable value. If actual market conditions are less favorable than those projected by the Company, further adjustments may be required that would increase the cost of goods sold in the period in which such a determination was made.

Impairment of long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with ASC Subtopic 360-10-35,
Property, Plant, and Equipment – Overall – Subsequent Measurement
(ASC 360). In accordance with ASC 360, the Company reviews its long-lived assets, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company measures recoverability of assets to be held and used by comparing the carrying amount of an asset to future undiscounted net cash flows that it expects the asset to generate. When an asset is determined to be impaired, the Company recognizes the impairment amount, which is measured by the amount the carrying value of the asset exceeds its fair value. In addition, the Company evaluates goodwill for impairment in accordance with ASC 350,
Intangibles-Goodwill and Other
(ASC 350). Goodwill is tested at least annually, or more frequently if a triggering event occurs. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the excess, not to exceed the total amount of goodwill.

Stock-based compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718,
Compensation—Stock Compensation
, which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, advisors, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. Stock-based compensation is recognized as expense over the employee’s requisite vesting period and over the nonemployee’s period of providing goods or services.

The Company classifies stock-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information for its stock. Therefore, it estimates its expected stock price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future. Forfeitures are recognized as they occur. Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

Revenue recognition

The Company recognizes revenue under FASB ASC 606, Revenue from Contracts with Customers. The Company derives its revenue primarily through the sale of alcohol and non-alcoholic spirits, wine, seltzers, and personal care products in both wholesale and direct to consumer channels. Spirits and wine end customers consist primarily of retailers, bars, and restaurants. The Company determines revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer,

•	Identification of the performance obligations in the contract,

•	Determination of the transaction price,

•	Allocation of the transaction price to the performance obligations in the contract, and

•	Recognition of revenue when, or as, the Company satisfies a performance obligation.

The Company’s revenue generating activities have a single performance obligation and are recognized when the ordered goods are shipped to the end customer, which is when control transfers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for the sale of its product. The Company’s sales terms do not typically allow for a right of return on sales to wholesale and distributor customers except for matters related to any manufacturing defects. Amounts billed to customers for shipping and handling are included in net revenues.

As the Company’s standard payment terms are less than one year, the Company has elected, as a practical expedient, to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product based on its relative standalone selling price. The product price as specified on the purchase order is considered the standalone selling price as it is an observable source that depicts the price as if sold to a similar customer in similar circumstances. Incidental items that are immaterial in the context of the contract are recognized as expense. The Company does not have any significant financing component as payments are received at or shortly after the point of sale.

Costs incurred to obtain a contract are expensed as incurred when the amortization period is less than a year. The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has concluded that none of the costs it has incurred to obtain and fulfill its sales contracts meet the capitalization criteria, and as such, there are no costs deferred and recognized as assets on the consolidated balance sheets as of March 31, 2026 and December 31, 2025.

Net revenues reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional and advertising allowances, coupons, and rebates. This variable consideration is recognized as a reduction of the transaction price based upon expected amounts at the time revenue for the corresponding product sale is recognized. For example, customer promotional discount programs are entered into with certain distributors for certain periods of time. The amount ultimately reimbursed to distributors is determined based upon agreed-upon promotional discounts which are applied to distributors’ sales to retailers. Other common forms of variable consideration include volume rebates for meeting established sales targets, including discounts offered to the end customer. The determination of the reduction of the transaction price for variable consideration requires certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recognized. Management estimates this variable consideration by taking into account factors such as the nature of the promotional activity, historical information, and current trends, availability of actual results, and expectations of customer and consumer behavior. All such estimates were not material for the three months ended March 31, 2026 and March 31, 2025.

Further, the Company offers discounts on e-commerce transitions such as first order discounts, free shipping on sales over certain thresholds, subscription discounts, and bundled set discounts. All e-commerce discounts are included as part of net revenues on the statements of operations and known at the time of the transaction.

Critical estimates

Inventory valuation

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method and includes materials, labor, and applicable overhead. We regularly evaluate inventory for potential obsolescence, slow-moving or excess quantities, spoilage, shrinkage, and changes in net realizable value. These estimates require management judgment and are influenced by factors such as changes in consumer demand, supply chain disruptions, inflation, and raw material price volatility, any of which could materially impact our results.

Estimation in the three months ended March 31, 2026 and 2025, as well as the years ended 2025 and 2024, included   expected losses on long-term supply contracts where the net realizable value of certain inventoriable goods are believed to be below the contractual purchase price. As it pertains to the Company’s bulk wine purchase, this includes consideration of the varietal, vintage, and volume of product versus the market price.

Long-term contracts

We evaluate long-term supply and purchase contracts to determine whether the expected costs to fulfill our obligations exceed the anticipated economic benefits. When estimated costs under a supply contract exceed its realizable value, we recognize a loss for the difference in accordance with U.S. GAAP. These estimates require management judgment regarding future market prices, utilization, and recoverability, and actual results may differ from those estimates. Changes in these assumptions could materially affect the amount of expense recognized in our financial statements.

Impairment on goodwill

We allocate the purchase price in business combinations to net assets, including identifiable intangible assets and goodwill. Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment at least annually or whenever indicators of impairment arise. Definite-lived intangible assets are amortized over their useful lives and tested for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. Inputs to impairment tests include market multiples, forecasted cash flows, growth rates, margins, allocations between reporting units, and long-term projections.

Intangible asset valuation

The determination of the fair value of identifiable intangible assets acquired in business combinations requires significant management judgment. The Company values trademarks and other brand-related intangible assets using the relief-from-royalty method, which estimates the present value of future after-tax cash flows saved by owning the asset rather than licensing it.

Key inputs include projected revenues attributable to the acquired brands, an assumed royalty rate, and a discount rate that reflects the time value of money and the risk characteristics of the underlying cash flows. These assumptions are inherently subjective and based on management’s best estimates at the acquisition date. Changes in the royalty rate, discount rate, or projected revenue growth could materially impact the resulting fair value and related amortization or impairment conclusions.

Fair value of equity awards

We grant equity-based awards for compensation purposes. The measurement of compensation expense for these awards requires management to estimate the fair value of the underlying common stock, for which there is no market, as well as the awards on the grant date, which require assumptions regarding expected term, volatility, dividend yield, and forfeiture rates. Changes in these assumptions could materially affect the amount of expense recognized in our financial statements.

Fair value measurements of investments

The Company measures certain investments at fair value on a recurring basis under ASC 820, using Level 3 inputs due to significant unobservable assumptions. Fair value is determined using a market-based approach that considers comparable company multiples, liquidity discounts, and recent transactions, including partial investment sales. Further, the investment’s management’s projections are utilized in the analysis, which is also subject to significant estimation. Changes in these assumptions could materially affect the valuation. There were no changes in valuation methodologies during the three months ended March 31, 2026 and fiscal year 2025.

Accounts receivable

Accounts receivable are derived from products and services delivered to customers and are stated at their net realizable value. The Company evaluates the creditworthiness of its customers prior to extending credit and monitors the aging and collectability of receivables on a continuous basis. The Company establishes an allowance for expected credit losses on financial assets, including trade and other receivables, at each reporting date. The allowance reflects management’s estimate of lifetime expected credit losses based on historical collection experience, the type and credit quality of the customer, the age of outstanding receivables, and current and expected future economic conditions. Management uses the best information available to make these estimates; however, future adjustments may be required if there are significant changes in customer financial condition or broader economic trends.

Derivative liabilities

The accounting for the Company’s derivative liabilities requires the use of significant estimates and management judgment. These derivative liabilities arise from embedded features within certain convertible debt instruments and associated warrants that do not qualify for equity classification under applicable accounting guidance. As a result, the Company records these instruments as liabilities at fair value and remeasures them at each reporting date, with changes in fair value recognized in earnings. The fair value of these derivative instruments is determined using valuation models that incorporate probability-weighted scenarios, including “with and without” methodologies, to estimate potential settlement outcomes. These models require the use of significant unobservable inputs, including assumptions regarding the probability and timing of conversion or listing events, expected volatility, discount rates, and other market participant assumptions. Because these inputs are not directly observable in the market, the derivative liabilities are classified as Level 3 within the fair value hierarchy. Changes in these assumptions could materially affect the estimated fair value of the derivative liabilities and result in significant non-cash gains or losses recognized in the Company’s consolidated statements of operations.

Convertible debt

The accounting for the Company’s convertible promissory notes and associated warrants requires the application of complex accounting guidance and the use of significant estimates and assumptions. The Company evaluated the embedded conversion features and related warrants under applicable accounting standards to determine whether these instruments qualify for equity classification or must be accounted for as derivative liabilities. This evaluation requires judgment regarding the interpretation of contractual terms, the potential settlement outcomes under various triggering events, and whether the instruments may require cash settlement or variable share settlement outside the Company’s control. For those features that do not qualify for equity classification, the Company records them at fair value as derivative liabilities, with changes in fair value recognized in earnings until settlement or expiration. Estimating the fair value of these instruments requires the use of valuation models that incorporate significant assumptions, including the Company’s expected volatility, estimated equity value, probability and timing of potential financing or change-of-control events, and other market-based inputs. Changes in these assumptions could materially impact the estimated fair value of the derivative liabilities and the amount of non-cash gains or losses recognized in the Company’s results of operations.

SAFE notes

The accounting for the Simple Agreement for Future Equity (“SAFE”) issued in connection with the Good Twin business requires the application of significant judgment and the use of estimates. The Company evaluated the contractual terms of the SAFE to determine the appropriate classification under applicable accounting guidance, including whether the instrument qualifies for equity classification or must be accounted for as a liability. Because the SAFE contains contingent settlement provisions that could require cash settlement upon certain events outside the Company’s control, the Company concluded that the instrument should be classified as a liability and measured at fair value, with changes in fair value recognized in earnings until conversion or settlement. Estimating the fair value of the SAFE requires the use of valuation models and significant assumptions, including the estimated equity value of Good Twin, expected volatility, the probability and timing of potential equity financings or liquidity events, and other market-based inputs. Changes in these assumptions could materially impact the estimated fair value of the SAFE liability and the amount of non-cash gains or losses recognized in the Company’s results of operations.

Emerging Growth Company and Smaller Reporting Company Status

The Jumpstart Our Business Startups Act of 2012 permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. As a result of this election, our consolidated financial statements may not be comparable to other public companies that comply with new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Global Trade Environment

We continue to monitor developments in global trade policy, including the potential for new or increased tariffs and retaliatory actions by trading partners. These factors may impact our sourcing, cost structure, and international growth strategy, and we actively evaluate mitigation strategies to limit potential adverse effects.

We expect certain market conditions and their related impacts to persist through fiscal 2026, which could materially affect our results of operations and financial condition. We will continue to closely monitor evolving consumer demand trends and broader economic conditions and assess their effects on our business. We regularly evaluate margin profiles on all of our imported products and action on mitigation strategies to reduce the impact of tariffs or other global market factors. Our mitigation strategies include pricing actions, productivity improvements, inventory management, and optimized marketing, which may not be sufficient in all cases. Additionally, severe weather events such as wildfires, droughts, floods, extreme heat, or late frosts could adversely impact both our supply chain and consumer purchasing behavior, potentially resulting in a material effect on our operations and financial results.

Inflation Risk

Inflationary pressures have the potential to adversely affect our business operations, financial condition, and results of operations. Rising costs associated with cost of labor, research and development costs, and raw materials can lead to increased production and operational expenses. If we are unable to pass these increased costs onto our customers through pricing adjustments, our profit margins may be negatively impacted.

Furthermore, inflation can influence consumer behavior, particularly in discretionary spending categories such as premium beverages. Economic pressures may lead consumers to reduce, trade down, or delay purchases of non-essential or higher-priced beverage products, which could adversely affect demand for our offerings.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, and as a result of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
In connection with the audit of our financial statements, our independent registered public accounting firm identified, and management concurred with, the following two material weaknesses in our internal control over financial reporting:

•
Absence of a comprehensive and formalized accounting and financial reporting policies and procedures manual. We did not have a comprehensive and formalized accounting and financial reporting policies and procedures manual sufficient to ensure accurate and timely financial reporting, including with respect to periodic and year-end closing procedures, accrual and cutoff of accounts receivable and accounts payable, reconciliation of significant accounts, the establishment and review of accounting estimates, the preparation and review of closing and recurring journal entries, the documentation of the responsibilities of accounting personnel and management review procedures, and the design and maintenance of effective controls over information technology systems relevant to the preparation of financial statements.

•
Insufficient segregation of duties. Certain controls were concentrated in a small number of employees and members of management, primarily as a result of our size, which prevented appropriate segregation of duties and could amplify the risk arising from related party transactions.

Notwithstanding the material weaknesses described above, our management has concluded that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Remediation Plan
Our management, with the oversight of the Audit Committee of our Board of Directors, has adopted a formal remediation plan (the “Remediation Plan”) designed to remediate the material weaknesses described above and to enhance our internal control over financial reporting. The Remediation Plan is organized into two workstreams, each directly addressing one of the identified material weaknesses. The Remediation Plan is being implemented under the oversight of the Audit Committee, which receives quarterly progress reports, and is monitored by a Remediation Steering Committee comprised of our Chief Financial Officer and Controller. Principal remediation activities include the following.

With respect to accounting and financial reporting policies and procedures, we are:

•	developing, adopting and maintaining a comprehensive accounting policies and procedures manual documenting our significant accounting policies in accordance with U.S. GAAP;

•
establishing formalized month-end, quarter-end and year-end closing procedures and checklists, including standardized close calendars, account reconciliation requirements, materiality thresholds and reviewer sign-offs;

•	designing and implementing formal management review controls, including variance analysis and independent review and approval of manual, non-routine and related party journal entries;

•	assessing and enhancing information technology general controls over our financial reporting systems, including user access provisioning and deprovisioning and change management controls; and

•	performing a financial reporting risk assessment, including a fraud risk assessment, and mapping identified risks to specific controls.

With respect to segregation of duties, we are:

•	assessing our accounting organization and developing a formal segregation of duties matrix to identify and resolve conflicting responsibilities;

•
preparing formal role descriptions and authorization limits, and adding or reallocating personnel as necessary so that a secondary party reviews and/or approves transactions across all significant processes;

•	establishing a formal policy and process for the identification, approval, review and monitoring of related party transactions, including Audit Committee or independent director pre-approval;

•	reviewing and configuring user roles and permissions within our enterprise resource planning system to enforce segregation of duties; and

•
implementing compensating controls, including independent Chief Financial Officer review and approval of journal entries and dual-authorization requirements for disbursements above defined thresholds, together with ongoing monitoring and periodic reporting to the Audit Committee.

We expect to substantially complete the remediation activities within twelve months of the adoption of the Remediation Plan, but in no event later than the filing of our first Annual Report on Form 10-K that requires a management assessment of internal control over financial reporting under Section 404(a) of the Sarbanes-Oxley Act of 2002. We will not consider the material weaknesses to be remediated until the applicable controls have been designed appropriately and have operated effectively for a sufficient period of time (at a minimum, two consecutive quarterly close cycles) to permit management to conclude, through testing, that the controls are operating effectively, and until the Audit Committee has reviewed and concurred with management’s conclusion. As an “emerging growth company” within the meaning of the Jumpstart Our Business Startups Act of 2012, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting for so long as we qualify as an emerging growth company. We can give no assurance that our remediation efforts will be successful or that additional material weaknesses will not be identified in the future.

Changes in Internal Control Over Financial Reporting

Except for the ongoing implementation of the remediation activities described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations carefully consider the factors discussed in “Risk Factors” of our Prospectus dated May 18, 2026, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal year 2026 to the risk factors that were included in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 20, 2026, we completed the second closing (the “Second Closing”) under the Securities Purchase Agreement, dated as of March 17, 2026 (as amended by the Global Amendment dated April 7, 2026, the “SPA”), by and between the Company and Streeterville Capital, LLC, a Utah limited liability company (the “Investor”). The SPA was previously described in the Company’s Registration Statement on Form S-1 (File No. 333-294941) (the “Registration Statement”), and the description of the SPA and the Global Amendment contained therein is incorporated herein by reference. The SPA and the Global Amendment were filed as Exhibit 10.52 and Exhibit 10.59, respectively, to the Registration Statement.

At the Second Closing, we issued and sold to the Investor 7,000 shares of Series C Convertible Preferred Stock, par value $0.00001 per share (the “Initial Preferred Shares”), for an aggregate purchase price of $6,990,000.00 (the “Initial Purchase Price”), net of a $30,000 transaction expense amount payable to the Investor. The Initial Purchase Price reflects the reduction from $7,000,000.00 to $6,990,000.00 pursuant to the Global Amendment to account for the $10,000.00 Warrant Purchase Price previously paid by the Investor at the First Closing. The Initial Preferred Shares were issued in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder.

The Initial Preferred Shares are convertible into shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in the Certificate of Designation of Preferences and Rights of Series C Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on May 19, 2026 (the “Certificate of Designation”). Each share of Series C Convertible Preferred Stock has a stated value of $1,086.96 per share. The conversion price is initially equal to the Fixed Price (as defined in the Certificate of Designation) and, after the earlier of six months from the Initial Listing Date, a Trigger Event or an Event of Default (each as defined in the Certificate of Designation), the lesser of the Fixed Price and the Market Price (as defined in the Certificate of Designation), subject in each case to a floor price. Conversions are subject to a 9.99% beneficial ownership limitation and the Exchange Cap under Nasdaq Listing Rule 5635(d).

The foregoing summary of the SPA, the Global Amendment, and the Certificate of Designation is not complete and is qualified in its entirety by reference to the full text of such documents, which were filed as exhibits to the Registration Statement and are incorporated herein by reference.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description
10.1
Amendment No. 4 to Secured Promissory Note, and Consent, dated as of January 23, 2026, by and between Resonant Subholdings Inc. and Half Church Holdings Pte. Ltd. (incorporated by reference to Exhibit 10.49 of the Registration Statement on Form S-1 (File No. 333-394941)).

10.2
Waiver and Amendment No. 1 to Loan and Security Agreement, dated as of March 10, 2026, by and between Maison Thomas, LLC, Project Crush DTC Sub LLC, and Merchant Factors Corp. (incorporated by reference to Exhibit 10.51 of the Registration Statement on Form S-1 (File No. 333-394941)).

10.3
Securities Purchase Agreement, dated March 17, 2026, between AMASS Brands Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.52 of the Registration Statement on Form S-1 (File No. 333-394941)).

10.4
Form of Certificate of Designation of Preferences and Rights of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 10.53 of the Registration Statement on Form S-1 (File No. 333-394941)).

10.5	Form of Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 10.54 of the Registration Statement on Form S-1 (File No. 333-394941)).
10.6
Placement Agency Agreement, dated as of March 17, 2026, by and between AMASS Brands Inc. and Maxim Group LLC (incorporated by reference to Exhibit 10.55 of the Registration Statement on Form S-1 (File No. 333-394941)).

10.7
Unsecured Convertible Note Purchase Agreement, dated February 13, 2026, by and among AMASS Brands Inc. and Alchemi Project Inc. (incorporated by reference to Exhibit 10.56 of the Registration Statement on Form S-1 (File No. 333-394941)).

10.8
Convertible Promissory Note, dated February 13, 2026, by and between AMASS Brands Inc. and Alchemi Project Inc. (incorporated by reference to Exhibit 10.57 of the Registration Statement on Form S-1 (File No. 333-394941)).

10.9
Warrant to Purchase Shares of Common Stock, dated February 13, 2026, issued to Alchemi Project Inc. (incorporated by reference to Exhibit 10.58 of the Registration Statement on Form S-1 (File No. 333-394941)).

10.10
Global Amendment, dated as of April 7, 2026, by and between AMASS Brands Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.59 of the Registration Statement on Form S-1 (File No. 333-394941)).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 2 9 , 2026	AMASS Brands Inc

	By:	/s/ Mark T. Lynn
Mark T. Lynn
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Zachary Ament
Zachary Ament
Chief Financial Officer (Principal Financial and Accounting Officer)

