Form 10-Q
period 2026-06-30
AMASS BRANDS
filed 2026-08-14
CIK 1851491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

O
r

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-43286

AMASS Brands Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-5227282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

860 E Stowell Road, Santa Maria, CA	93454
(Address of principal executive offices)	(Zip Code)
(909) 293-8495
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	AMSS	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes
☒
  No
☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes
☒
  No
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes
☐
  No
☒

As of
August
14
, 2026, the registrant had a total of 11,605,081 shares of Common Stock, $0.00001 par value, outstanding.

AMASS BRANDS INC
i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business plan and strategy, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements contained in this Quarterly Report on Form 10-Q may include, but are not limited to, statements about:
•	the implementation of our business model and our strategic plans for our business, product, services and technology;
•	our commercialization and marketing capabilities and strategy;
•	our ability to establish or maintain collaborations or strategic relationships or obtain additional funding;
•	our competitive position;
•	the scope of protection that we are able to establish and maintain for intellectual property rights covering our products, services and technology;
•	developments and projections relating to our competitors and our industry;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements; and
•	the impact of new or existing laws and regulations on our business and strategy.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” of our Prospectuses dated May 18, 2026 and July 6, 2026, in any subsequent filing we make with the SEC, as well as in any documents incorporated by reference that describe risks and factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
ii

PART I – FINANCIAL INFORMATION
Item 1.
Financial Statements (Unaudited).
AMASS BRANDS INC
1

Amass Brands, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30, 2026	December 31, 2025
Assets

Current Assets

Cash and cash equivalents	$1,570,517	$824,962
Accounts receivable, net	4,043,745	2,317,514
Due from related parties	-	1,389,996
Inventory, net	11,208,045	10,873,408
Interest receivable	68,112	68,112
Prepaid expenses and other current assets	883,809	178,205
Total current assets	17,774,228	15,652,197
Property and equipment, net	5,044	12,369
Intangible assets, net	1,829,895	2,202,579
Goodwill	2,972,280	2,972,280
Securities pledged as collateral, at fair value	-	3,347,564
Investments at fair value	3,347,564	-
Investments at cost	406,000	823,746
Related-party investment	1,888,331	-
Deposits	16,640	14,015
Total assets	$28,239,982	$25,024,750

Liabilities and stockholders' equity ( deficit )

Current liabilities

Accounts payable	$9,619,480	$8,257,052
Accrued expenses	4,480,307	4,306,428
Secured credit facility, current	3,788,522	3,277,034
Loans payable, current	1,166,998	897,854
Contract liabilities	2,933,102	3,042,044
Promissory notes payable, current	1,650,000	2,498,714
Derivative liabilities	883,167	37,962
Customer deposits	413,838	417,000
Interest payable	421,213	694,649
Obligation under repurchase agreement	-	400,000
Total current liabilities	25,356,627	23,828,737
Loans payable	164,570	831,568
Promissory notes payable, net	-	100,000
Convertible notes payable	-	378,725
SAFE notes	541,304	520,242
Total liabilities	26,062,501	25,659,272
Commitments and contingencies (Note 15)
Series C Convertible Preferred Stock, $0.00001 par, 7,000 shares issued and outstanding, liquidation value of $7,608,720 plus accrued and unpaid preferred return, at carrying value (mezzanine equity)	1,184,077	-
Stockholders' equity ( deficit ) :

Series B Preferred Stock, $0.00001 par; 0 and 8,304,185 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	82
Series A Preferred Stock, $0.00001 par; 0 and 873,734 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	9
Series Seed Preferred Stock, $0.00001 par; 0 and 12,529,020 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	125
Common stock, $0.00001 par, 250,000,000 shares authorized; 11,760,456 shares issued and 11,605,081 shares outstanding as of June 30, 2026, and 3,364,984 shares issued and outstanding as of December 31, 2025	118	34
Additional paid-in capital	51,273,945	37,661,354
Treasury stock, 155,375 and 0 shares at cost	(1,393,713)	-
Accumulated other comprehensive income	55,172	55,172
Accumulated deficit	(51,215,008)	(40,705,027)
Total Amass stockholders’ deficit	(1,279,486)	(2,988,251)
Non-controlling interest	2,272,890	2,353,729
Total stockholders’ equity (deficit)	993,404	(634,522)
Total liabilities and stockholders' equity (deficit)	$28,239,982	$25,024,750

See accompanying notes to these unaudited condensed consolidated financial statements.

Amass Brands, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Net revenues

Spirits & wine revenues	$5,404,448	$5,455,110	$9,390,882	$9,614,886
Other revenues	188,296	49,722	351,205	230,489
Total net revenues	5,592,744	5,504,832	9,742,087	9,845,375
Cost of net revenues
Cost of spirits & wine revenues	3,558,488	3,344,070	6,367,880	6,130,937
Cost of other revenues	538,707	16,209	805,716	355,126
Total cost of net revenues	4,097,195	3,360,279	7,173,596	6,486,063
Gross profit	1,495,549	2,144,553	2,568,491	3,359,312
Operating expenses

Sales and marketing	1,059,877	976,375	2,027,354	1,969,780
General and administrative	6,054,188	1,917,192	8,570,993	4,035,292
Impairment loss	339,283	-	449,685	-
Total operating expenses	7,453,348	2,893,567	11,048,032	6,005,072
Loss from operations	(5,957,799)	(749,014)	(8,479,541)	(2,645,760)
Other income (expense)

Interest income	-	27,752	3,709	34,235
Interest expense	(1,337,046)	(491,992)	(1,791,902)	(2,036,252)
Change in fair value of derivative liabilities	236,969	-	187,753	-
Change in fair value of SAFEs	(10,635)	-	(21,062)	-
Other income (expense), net	(480,704)	(52,169)	(489,779)	(337,267)
Total other income (expense)	(1,591,416)	(516,409)	(2,111,281)	(2,339,284)
Net loss	(7,549,215)	(1,265,423)	(10,590,822)	(4,985,044)
Net loss attributable to non - controlling interest	(74,938)	(28,840)	(80,841)	(91,419)
Net loss attributable to parent	(7,474,277)	(1,236,583)	(10,509,981)	(4,893,625)
Foreign currency translation adjustment	-	-	-	-
Total comprehensive loss	$(7,474,277)	$(1,236,583)	$(10,509,981)	$(4,893,625)
Weighted average common shares outstanding — basic and diluted	10,764,492	3,115,656	7,139,009	3,073,828
Net loss per common share — basic and diluted	$(0.69)	$(0.40)	$(1.47)	$(1.59)

See accompanying notes to these unaudited condensed consolidated financial statements.

Amass Brands, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Preferred (Shares)	Preferred (Amount)	Common (Shares)	Common (Amount)	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
Balances at December 31, 2024	21,706,939	$216	2,899,343	$29	$35,881,552	$57,459	$(26,127,313)	$4,987,142	$14,799,085
Exercise of stock options	-	-	2,084	-	375	-	-	-	375
Exercise of stock warrants	-	-	214,229	2	51,406	-	-	-	51,408
Stock-based compensation - options	-	-	-	-	44,548	-	-	-	44,548
Warrants issued with promissory notes payable	-	-	-	-	615,427	-	-	-	615,427
Offering costs	-	-	-	-	(106,970)	-	-	-	(106,970)
Net loss (incl. NCI)	-	-	-	-	-	-	(3,657,042)	(62,579)	(3,719,621)
Balances at March 31, 2025	21,706,939	216	3,115,656	31	36,486,338	57,459	(29,784,355)	4,924,563	11,684,252
Stock-based compensation - options	-	-	-	-	176,916	-	-	-	176,916
Issuance of Common Stock	-	-	-	-	470,759	-	-	-	470,759
Offering costs	-	-	-	-	(289,785)	-	-	-	(289,785)
Net loss (incl. NCI)	-	-	-	-	-	-	(1,236,583)	(28,840)	(1,265,423)
Balances at June 30, 2025	21,706,939	$216	3,115,656	$31	$36,844,228	$57,459	$(31,020,938)	$4,895,723	$10,776,719

	Preferred (Shares)	Preferred (Amount)	Common (Shares)	Common (Amount)	Additional Paid-in Capital	Treasury Stock (Shares)	Treasury Stock (Amount)	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
Balances at December 31, 2025	21,706,939	$216	3,364,984	$34	$37,661,354	-	$-	$55,172	$(40,705,027)	$2,353,729	$(634,522)
Issuance of Common Stock for services	-	-	77,776	1	693,658	-	-	-	-	-	693,659
Exercise of stock options	-	-	4,667	-	1,260	-	-	-	-	-	1,260
Exercise of stock warrants	740,328	7	222,026	2	986,217	-	-	-	-	-	986,226
Shares issued for extinguishment of interest payable	-	-	86,342	1	276,474	-	-	-	-	-	276,475
Repurchase of Common Stock	-	-	-	-	-	(155,375)	(1,393,713)	-	-	-	(1,393,713)
Stock-based compensation - options	-	-	-	-	220,932	-	-	-	-	-	220,932
Offering costs	-	-	-	-	(37,315)	-	-	-	-	-	(37,315)
Net loss (incl. NCI)	-	-	-	-	-	-	-	-	(3,035,704)	(5,901)	(3,041,605)
Balances at March 31, 2026	22,447,267	223	3,755,795	38	39,802,580	(155,375)	(1,393,713)	55,172	(43,740,731)	2,347,828	(2,928,603)
Conversion of Preferred Stock to Common Stock	(22,447,267)	(223)	7,483,093	75	148	-	-	-	-	-	-
Corrective i ssuance of Common Stock , net of cost	-	-	1,805	-	-	-	-	-	-	-	-
Conversion of convertible notes upon Direct Listing	-	-	223,050	2	3,791,848	-	-	-	-	-	3,791,850
Exercise of stock warrants	-	-	84,907	1	14,210	-	-	-	-	-	14,211
Exercise of stock options	-	-	12,915	-	2,925	-	-	-	-	-	2,925
Warrants issued in connection with Series C Convertible Preferred Stock	-	-	-	-	4,824,382	-	-	-	-	-	4,824,382
Issuance of Common Stock for services	-	-	170,766	2	1,938,139	-	-	-	-	-	1,938,141
Stock-based compensation - options	-	-	-	-	226,613	-	-	-	-	-	226,613
Offering costs	-	-	28,125	-	(272,893)	-	-	-	-	-	(272,893)
Stock warrant exercise inducement	-	-	-	-	945,993	-	-	-	-	-	945,993
Net loss (incl. NCI)	-	-	-	-	-	-	-	-	(7,474,277)	(74,938)	(7,549,215)
Balances at June 30, 2026	-	$-	11,760,456	$118	$51,273,945	(155,375)	$(1,393,713)	$55,172	$(51,215,008)	$2,272,890	$993,404

See accompanying notes to these unaudited condensed consolidated financial statements.

Amass Brands, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30, 2026	Six months ended June 30, 2025
Cash flows from operating activities
Net loss	$(10,590,822)	$(4,985,044)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	269,607	335,137
Stock-based compensation	447,545	221,464
Issuance of common stock shares for services	2,631,799	-
Amortization of debt discounts	1,207,730	321,941
Warrant modifications of the terminated inducement offering charged to operations	514,313	-
Reserve for expected credit losses	17,864	(10,298)
Impairment of intangible assets and investments	449,685	-
Change in fair value of derivative liabilities	(187,753)	-
Change in fair value of SAFE	21,062	-
Inventory obsolescence	246,385	8,885
Loss on sale of securities at fair value	-	280,143
Changes in operating assets and liabilities
Accounts receivable	(1,744,094)	(825,207)
Inventory, net	(581,023)	2,907,233
Prepaid expenses and other current assets	(297,200)	11,733
Accounts payable	1,359,803	(654,654)
Accrued expenses	173,882	(728,991)
Interest receivable	-	(25,887)
Interest payable	41,768	1,799,123
Customer deposits	(3,162)	-
Contract liabilities	(108,942)	(2,122)
Net cash used in operating activities	(6,131,553)	(1,346,544)
Cash flows from investing activities
Advances to related parties	(3,717)	(87,686)
Sale of investment	-	500,000
Proceeds from notes receivable	-	346,663
Purchase of related-party investment	(1,786,593)	-
Purchases of property and equipment, net of disposals	-	11,610
Purchases / disposals of intangible assets, net	-	(17,470)
Net cash (used in) provided by investing activities	(1,790,310)	753,117
Cash flows from financing activities
Proceeds from (repayments of) secured credit facility, net	511,488	(125,854)
R epayments of loans payable, net	(197,854)	(137,959)
Proceeds from issuance of promissory notes	-	945,000
Proceeds from convertible notes, net	1,351,675	-
Proceeds from issuance of Series C Convertible Preferred Stock	7,000,000	-
Proceeds from issuance of Common Stock	-	470,759
Offering costs	(452,512)	(396,755)
Proceeds from exercise of stock options	4,184	375
Proceeds from exercise of warrants	850,437	51,406
Obligation under repurchase agreement	(400,000)	-
Net cash provided by financing activities	8,667,418	806,972
Net change in cash and cash equivalents	745,555	213,545
Cash and cash equivalents, beginning of the period	824,962	693,946
Cash and cash equivalents, end of the period	$1,570,517	$907,491
Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	9,373	13,833
Cash paid for interest	340,352	516,353
Noncash Investing and Financing Activities
Transfer of investment for relief of debt	-	1,000,000
Warrants issued with promissory notes	-	615,427
Exchange of shareholder promissory note for convertible note	1,000,000	-
Conversion of Convertible Notes and accrued interest into Common Stock	3,791,850	-
Common Stock issued as Series C commitment fee shares	450,000	-
Incremental fair value of Warrant modifications capitalized to deferred offering costs	431,680	-
Derivative recognized with Series C financing	849,236	-
Warrants issued with Series C Preferred Stock	4,824,382	-
Shares issued in extinguishment of accrued interest	276,475	-
Reclassification of securities pledged as collateral to investments at fair value upon De Soi collateral release	3,347,564	-
Issuance of SAFE for reduction of promissory note principal	-	500,000
See accompanying notes to these unaudited condensed consolidated financial statements.

Amass Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

On May 20, 2026, the Company’s common stock commenced trading on the Nasdaq Global Market under the ticker symbol “AMSS” pursuant to a direct listing (the “Direct Listing”). See Note 12.

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

During the three months ended June 30, 2026, the Company completed its Direct Listing and received aggregate proceeds of $7,000,000 from the issuance of Series C Convertible Preferred Stock and the associated warrant at the First and Second Closings under the Streeterville Securities Purchase Agreement (see Note 12). The Company plans to raise additional capital as necessary to support its operating losses through the issuances of stock and loans, including additional purchases under the Streeterville facility, subject to the conditions described in Note 12. No assurances can be given that the Company will be successful in these efforts. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities as a result of this uncertainty.
Note 3 – Summary of Significant Accounting Policies

Basis of accounting – The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as found in the Accounting Standards Codification (“ASC”) of the Financial Accounting Standards Board (“FASB”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim period financial statements and do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position and the results of operations for the periods presented.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2025. Interim results are not necessarily indicative of the results that may be expected for a full year.

Concentrations of credit risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may, at times, exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of June 30, 2026 and December 31, 2025, all the Company’s cash and cash equivalents were held at accredited financial institutions.

Amass
Brands
, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Additionally, the Company had the following concentrations in net sales and accounts receivable during the three and six months ended June 30, 2026:

	Three months ended June 30, 2026	Six months ended June 30, 2026
Customer A
Net Sales	12.4%	13.7%
Accounts Receivable	16.2%	16.2%
Customer B
Net Sales	12.2%	9.5%
Accounts Receivable	10.9%	10.9%

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

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•
Level 2 – Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•
Level 3 – Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies, and similar techniques.

Derivative liabilities, SAFEs, investments at fair value, and securities pledged as collateral are measured using Level 3 inputs. The following tables present changes in Level 3 assets and liabilities measured at fair value for the six months ended June 30, 2026. During the three months ended June 30, 2026, the De Soi collateral was released and the investment was reclassified from securities pledged as collateral to investments at fair value (see Notes 6 and 14):

Investments at Fair Value / Securities Pledged as Collateral	Amount
Balance, December 31, 2025 (securities pledged as collateral)	3,347,564
Reclassification upon release of collateral (Q2 2026)	-
Balance, June 30, 2026 (investments at fair value)	$3,347,564

Derivative Liabilities at Fair Value	Amount
Balance, December 31, 2025	37,962
Issuance of Convertible Notes and Warrants	1,120,527
Issuance of Series C Convertible Preferred Stock — conversion feature	849,236
Change in fair value	(187,753)
Settlement upon conversion of Convertible Notes at the Direct Listing	(936,805)
Balance, June 30, 2026	$883,167

SAFEs at Fair Value	Amount
Balance, December 31, 2025	520,242
Change in fair value	21,062
Balance, June 30, 2026	$541,304

There were no transfers between Levels 1, 2, or 3 during the six months ended June 30, 2026 nor June 30, 2025.

Valuation techniques and inputs, accounts receivable, property and equipment, intangible assets, impairment of long-lived assets, customer deposits, revenue recognition, cost of net revenues, sales and marketing expenses, net loss per share, and income taxes policies are consistent with those described in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 and the audited financial statements for the year ended December 31, 2025.

Accounts receivable –
As of June 30, 2026 and December 31, 2025, the Company had a reserve for expected credit losses of $84,093 and $83,389, respectively.

Shipping, handling and advertising costs – Shipping and handling costs amounted to $206,851 and $144,315 for the three months ended June 30, 2026 and 2025, respectively, and $413,359 and $256,233 for the six months then ended. Advertising costs amounted to $169,994 and $28,989 for the three months ended June 30, 2026 and 2025, respectively, and $324,031 and $59,975 for the six months then ended.

Accounting pronouncements not yet adopted – In November 2024, the FASB issued a standard requiring disaggregated information about certain income statement expense line items to be disclosed on an annual and interim basis. We are required to adopt these disclosures for our annual period ending December 31, 2028, with early adoption permitted and this standard may be applied retrospectively. We expect this standard to impact our disclosures with no material impacts to our results of operations, cash flows, or financial condition. Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances
.

Amass Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Inventory, net

Inventory, net consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Raw materials	2,471,428	2,490,030
Work in process	3,525,197	4,627,130
Finished goods	8,529,990	7,215,511
Inventory reserve	(3,318,570)	(3,459,263)
Total inventory	$11,208,045	$10,873,408

As of June 30, 2026 and December 31, 2025, the Company had no deposits for inventory purchases and production runs.

Note 5 – Long-Lived Assets

Property and equipment, net – Property and equipment, net consists of the following:

	June 30, 2026	December 31, 2025
Plant and equipment	113,159	113,159
Office and storage equipment	288	288
Furniture and fixtures	468	468
Leasehold improvements	95,373	95,373
Property and equipment, gross	209,288	209,288
Less: Accumulated depreciation and amortization	(204,244)	(196,919)
Property and equipment, net	$5,044	$12,369

Depreciation expense of $3,244 and $26,144 was included in general and administrative expenses for the three months ended June 30, 2026 and 2025, respectively, and $7,325 and $51,789 for the six months then ended.

Intangible assets, net – Intangible assets, net consist of the following:

	June 30, 2026	December 31, 2025
Website development	148,039	148,039
Tradename/transferred IP	353,223	457,116
Customer base	38,251	44,267
Non-competes	3,333	3,857
Brand names	3,264,000	3,264,000
Intangible assets, gross	3,806,846	3,917,279
Less: Accumulated amortization	(1,976,951)	(1,714,700)
Intangible assets, net	$1,829,895	$2,202,579
Goodwill	$2,972,280	$2,972,280

Amortization expense was $129,143 and $158,724 for the three months ended June 30, 2026 and 2025, respectively, and $262,282 and $283,348 for the six months then ended, and is included in general and administrative expenses.

During the three months ended March 31, 2026, the Company recognized an impairment loss of $110,402 on the Gem&Bolt tradename, customer base, and non-competes following the cessation of Gem&Bolt production. No additional impairment of intangible assets or goodwill was recognized during the three months ended June 30, 2026; see Note 6 for the impairment of the Company’s investment in Full Glass recognized in the second quarter of 2026.

Amass Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6 – Investments

De Soi – In August 2020, the Company entered into a joint venture to create De Soi, a celebrity-founded, non-alcoholic wine product company. The Company holds its interest in De Soi through AMASS De Soi Holdings LLC (“De Soi Holdings”). During 2025, the Company transferred its units of De Soi Holdings to AFTERDREAM, Inc. (“Afterdream”), a related party, in exchange for $400,000 in cash, with Afterdream pledging the underlying investment as collateral under a third-party secured promissory note and the Company recording a $400,000 obligation under a repurchase agreement (accounted for as a secured borrowing). In June 2026, the Company satisfied its repurchase commitment: Afterdream repaid the loan for which the De Soi equity served as collateral, the collateral was released and returned to the Company, and the obligation under the repurchase agreement was extinguished upon settlement of the $400,000 repurchase price plus accrued interest of $20,800. Accordingly, as of June 30, 2026 the investment is presented as investments at fair value ($3,347,564), compared to securities pledged as collateral at December 31, 2025 ($3,347,564). At the valuation dates of June 30, 2026 and December 31, 2025, management used the market approach to determine the fair value of the Company’s investment in De Soi of $3,347,564, which includes common stock and Series Seed holdings. See Note 3 for fair value measurement disclosures.

Full Glass – As partial consideration for the sale of the Winc.com DTC business unit, the Company received Common Units and warrants of the buyer. The investment is carried at cost and evaluated for impairment whenever a triggering event occurs. During the six months ended June 30, 2026, the Company received $395,250 as a deposit which was
expected to reduce its investment in Full Glass; pending settlement
. The
 deposit amounts received are presented within accrued expenses as of
June 30, 2026. On July 29, 2026, the Company entered into a Side Letter Agreement with Full Glass under which a $406,000 deposit may, at Full Glass's election, be applied to the redemption of the Company's Series A Units and Common Units at $8.77 per unit (see Note 17). The Company concluded that the Side Letter Agreement provided additional evidence of conditions that existed as of the balance sheet date with respect to the recoverability of the investment and, accordingly, recognized an impairment loss of $339,283 during the three months ended June 30, 2026, reducing the carrying value of the investment to its estimated fair value based on the redemption terms provided in the Side Letter Agreement. As of June 30, 2026 and December 31, 2025, the carrying value of the investment was $406,000 and $745,283, respectively.

HpO – The Company received a 15% equity interest in Zerra Nutrition, Inc. (“HpO”) upon HpO’s formation in April 2025 for no consideration. During 2025, the Company made certain advances to HpO to support operations. In June 2026, the Company formalized the investment in a Simple Agreement for Future Equity (SAFE) issued by HpO for a purchase amount of up to $300,000 funded through July 2026. The SAFE is a post-money (valuation cap) instrument with a $5,000,000 post-money valuation cap and no discount, and is non-interest-bearing with no fixed maturity or repayment obligation. HpO is a related party because it is controlled by Geoff McFarlane, who is the majority owner and President of Resonant, an entity consolidated by the Company as a variable interest entity. The balance of the investment was $153,331 and $78,463 as of June 30, 2026 and December 31, 2025, respectively, presented within related-party investment at June 30, 2026 and within prepaid expenses and other current assets at December 31, 2025.

Afterdream SAFE – On June 16, 2026, the Company entered into a Simple Agreement for Future Equity (the “Afterdream SAFE”) with AFTERDREAM, Inc. (“Afterdream”), pursuant to which the Company invested $1,435,000 in exchange for the right to receive shares of Afterdream’s capital stock upon the occurrence of certain future events, with a post-money valuation cap of $7,500,000. Pursuant to Amendment No. 1 (June 17, 2026) and Amendment No. 2 (June 24, 2026), the purchase amount was increased to $1,535,000 and then to $1,735,000, with the valuation cap unchanged. Afterdream is a related party, as its majority owner is the Company’s CEO. As of June 30, 2026, the carrying value of the Afterdream SAFE investment was $1,735,000, presented as a related-party investment on the consolidated balance sheets.

The Company concluded that Afterdream is a variable interest entity in which the Company holds a variable interest but is not the primary beneficiary, because the Company does not have the power to direct the activities that most significantly affect Afterdream's economic performance. Accordingly, Afterdream is not consolidated. The SAFE does not meet the definition of a derivative, is not a debt security, and does not convey significant influence, and the Company therefore accounts for it under the measurement alternative in ASC 321 for equity securities without a readily determinable fair value: at
cost, less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. No observable price changes and no impairment have been recognized on the investment through June 30, 2026, and cumulative impairment recognized to date is $0.

The Company's maximum exposure to loss in respect of Afterdream is limited to the funded purchase amount under the SAFE, which was $1,735,000 at June 30, 2026, and the carrying amount of the investment recorded on the consolidated balance sheet. The Company has no obligation to provide further financial support to Afterdream beyond the amounts already funded and has provided no guarantees on its behalf.

The Company assesses the investment qualitatively for impairment each reporting period. Indicators considered include Afterdream's ability to raise capital, changes in its regulatory environment
(including
the scheduled November 2026 federal enforcement date applicable to hemp-derived THC products),
and any adverse change in its operating results or business plan. No impairment indicators were identified that required a reduction in the carrying amount at June 30, 2026.

Afterdream services – The Company previously provided operational and administrative services to Afterdream and discontinued those services in connection with its pursuit of a public listing. No services were provided to Afterdream during the three or six months ended June 30, 2026, and no services arrangement was in effect at June 30, 2026.

Note 7 – Contract Losses

The Company identified that evidence existed, including declining bulk wine market and demand concerns for finished goods wine, indicating that some of its long-term, unhedged purchase commitment contracts of bulk wine would incur losses in future periods. In accordance with ASC 330, Inventory, the Company records a provision when evidence exists that net realizable value is lower than the contractual price. The total liability associated with firm purchase commitment contracts was $2,933,102 and $3,042,044 as of June 30, 2026 and December 31, 2025, respectively, and is presented within contract liabilities on the consolidated balance sheets. No losses were incurred on the Full Glass supplier agreement during the six months ended June 30, 2026.

Amass Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8 – Derivative Liabilities

The Company issued convertible notes with embedded conversion features and warrants. The embedded redemption features do not qualify for equity classification under ASC 815, Derivatives and Hedging, and were bifurcated and carried at fair value, and the associated warrants were recognized as liabilities, in each case with changes in fair value recorded in earnings.

Upon the consummation of the Direct Listing on May 20, 2026, the outstanding principal and accrued interest of the Convertible Notes automatically converted into shares of Common Stock at a price equal to 80% of the price paid by new investors in the qualified financing (see Notes 10 and 12), and the associated bifurcated conversion features were settled. As of June 30, 2026, derivative liabilities consist of the Series C Convertible Preferred Stock conversion feature derivative of $874,707 (see below) and warrant liabilities of $8,460 that remain outstanding. The carrying amount of the derivative liabilities was $883,167 and $37,962 as of June 30, 2026 and December 31, 2025, respectively. Changes in the fair value of derivative liabilities of $236,969 (net gain) and $0 were recognized for the three months ended June 30, 2026 and 2025, respectively, and $187,753 (net gain) and $0 for the six months then ended.

Series C Convertible Preferred Stock conversion feature – In connection with the issuance of 7,000 shares of Series C Convertible Preferred Stock at the Second Closing on May 20, 2026 (see Note 12), the Company evaluated the instrument’s conversion features under ASC 815, Derivatives and Hedging. Because the Series C Convertible Preferred Stock becomes convertible, after the earlier of six months from the listing date, a trigger event, or an event of default, at a variable price equal to the lesser of the Fixed Price and 90% of the lowest daily volume-weighted average price during the ten trading days prior to conversion (subject to a floor), the Company concluded that the conversion feature is required to be bifurcated from the host instrument and accounted for as a derivative liability at fair value, with changes in fair value recognized in earnings. At issuance, the Company allocated the proceeds as follows:
$4,824,382 to the warrant issued to Streeterville (recorded within additional paid-in capital) based on a relative fair value basis,
$849,236 to the conversion feature derivative at its issuance-date fair value, and issuance costs of $142,305 allocated to the Series C Convertible Preferred Stock
. The net
 carrying value
of the Series C Convertible Preferred Stock was
$1,184,077 as of June 30, 2026 (see Note 12).
During the three months ended June 30, 2026, the Company recognized a loss of $25,471 from the change in fair value of the conversion feature derivative, which had a carrying value of $874,707 as of June 30, 2026.

Note 9 – Debt

Secured credit facility – In September 2023, the Company entered into a Loan and Security Agreement to open a credit facility with a maximum aggregate principal amount of $8,000,000 (the ABL), reduced to $5,000,000 in 2026. Interest is accrued at the greater of (i) 12% and (ii) Prime Rate plus 3.75% per annum. Pursuant to the March 10, 2026 Credit Facility Amendment, the lender waived prior covenant defaults, the Tangible Working Capital and Tangible Net Worth covenants were reset to $2,500,000 each (tested quarterly), and the facility term was extended to September 30, 2026 with automatic one-year renewals. The outstanding balance on the ABL was $3,788,522 and $3,277,034 as of June 30, 2026 and December 31, 2025, respectively. The Company was in compliance with the Tangible Working Capital and Tangible Net Worth covenants, each of $2,500,000 and tested quarterly, as of June 30, 2026.

Loans payable – The Company’s SBA EIDL loan had an outstanding balance of $161,944 and $160,296, inclusive of accrued interest, as of June 30, 2026 and December 31, 2025, respectively. The loan matures thirty years from the effective date and bears interest at 3.75% per annum.

As of June 30, 2026 and December 31, 2025, the principal balance of Mezzanine Secured Notes was $200,000 and $297,854, respectively. The related-party balance of $97,854 was repaid in March 2026. In February 2026, the Company extinguished $276,475 of interest in exchange for the exercise of 65,509 shares of Common Stock warrants for $26,479 and 20,833 shares of Common Stock for $249,996. As of June 30, 2026 and December 31, 2025, the accrued interest balance of Mezzanine Secured Notes was $255,722 and $524,125, respectively; none of the accrued interest was due to a related party. The notes were past due but subsequently extended through July 2026; the extension expired in July 2026, and the notes were again past due as of the date these financial statements were available to be issued
, while the Company remains in discussions with the holders regarding a further extension or repayment (see Note 17).

Amass Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

In April 2024, the Company issued a Secured Promissory Note with an original principal balance of $2,500,000. Following the January 2026 Amendment No. 3 (accounted for as a troubled debt restructuring under ASC 470-60, with a zero effective interest rate and future cash payments applied entirely as reductions of the carrying amount) and Amendment No. 4 (a $150,000 partial warrant exercise applied against principal), and after the May and June 2026 installments, eleven $50,000 monthly installments remain payable from July 2026 through May 2027, plus a $417,000 balloon payment at the June 30, 2027 maturity. The outstanding balance was $966,998 and $1,267,000 as of June 30, 2026 and December 31, 2025, respectively. The Secured Promissory Note is personally guaranteed by the Company's Chief Executive Officer.

Promissory notes payable – As of June 30, 2026 and December 31, 2025, the Company had promissory notes with a total outstanding principal balance of $1,650,000 and $2,650,000, respectively. The notes outstanding at June 30, 2026 accrue interest at a rate of 12% per annum and mature between August 2026 and September 2027. The December 31, 2025 balance also included the $1,000,000 note issued to a shareholder in January 2025, which was exchanged for a convertible note in February 2026 and converted into Common Stock upon the Direct Listing (see Note 10). Accrued interest payable on the notes was $153,548 and $149,758 at June 30, 2026 and December 31, 2025, respectively.
Note 10 – Convertible Debt

From November 2025 through March 2026, the Company issued unsecured convertible promissory notes (“Convertible Notes”) to investors in an aggregate principal amount of $2,766,316, bearing interest at 9% per annum. Of the Convertible Notes, $1,822,415 was issued to related parties. In connection with the issuances, the Company also issued warrants to purchase shares of common stock with an exercise price equal to the greater of $10.00 or the volume-weighted average trading price, exercisable following the Company’s listing on Nasdaq and expiring 180 days thereafter.

Upon the consummation of the Direct Listing on
May 20, 2026, which constituted a qualified financing under the terms of the Convertible Notes, the outstanding principal and accrued interest automatically converted into 223,050 shares of Common Stock at a price equal to 80% of the price paid by new investors, and the remaining unamortized debt discount was charged to interest expense. As of June 30, 2026, no Convertible Notes remained outstanding, compared with a net carrying value of $378,725 at December 31, 2025. Interest expense recognized on the Convertible Notes (including accretion of discounts and the write-off of the unamortized discount upon conversion) was $1,067,965 and $0 for the three months ended June 30, 2026 and 2025, respectively.

Note 11 – Simple Agreement for Future Equity (“SAFE”)

In February 2025, the Company issued a Simple Agreement for Future Equity (“SAFE”) in Good Twin to an investor in exchange for $500,000, which was applied toward the repayment of amounts outstanding under a previously issued secured promissory note. The SAFE has a post-money valuation cap of $5.0 million, does not bear interest, and has no stated maturity date. The Company determined that the SAFE does not qualify for equity classification and records it as a liability at fair value, with changes in fair value recognized in earnings. As of June 30, 2026 and December 31, 2025, the carrying value of the SAFE was $541,304 and $520,242, respectively. No conversion or settlement events have occurred to date.

Amass Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 12 – Stockholders’ Equity

Direct Listing – On May 20, 2026, the Company’s common stock commenced trading on the Nasdaq Global Market under the ticker symbol “AMSS” pursuant to a direct listing registering the resale of up to 12,432,021 shares of common stock held by existing stockholders.
The Direct Listing was not underwritten on a firm-commitment basis; the Company engaged a financial advisor in connection with the Direct Listing, as required by Nasdaq Rule 4120(c)(8)
.

Conversion of Preferred Stock – On April 8, 2026, concurrently with the initial public filing of the Company’s registration statement, all outstanding shares of the Company’s Series Seed, Series Seed-1 through Seed-5, Series A, and Series B-1 through B-3 Preferred Stock automatically converted into an aggregate of 7,483,093 shares of common stock pursuant to the mandatory conversion provisions of the Company’s
Seventh Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on January 9, 2026. These conversions resulted in a reclassification within stockholders’ equity (deficit) with no income statement impact
.

Eighth Amended and Restated Certificate of Incorporation – On April 30, 2026, the Company filed its Eighth Amended and Restated Certificate of Incorporation, which (i) removed the one-time operative provisions effected by the Seventh A&R Certificate and (ii) granted the Board of Directors the authority, by resolution, to designate one or more additional series of preferred stock and to fix the rights and preferences of each such series.

Series C Convertible Preferred Stock – Streeterville Private Placement – In connection with the Direct Listing, the Company completed a private placement with Streeterville Capital, LLC (“Streeterville”) pursuant to a Securities Purchase Agreement dated March 17, 2026, as amended by a Global Amendment dated April 7, 2026 (the “SPA”), providing for the issuance and sale of up to $30.0 million of Series C Convertible Preferred Stock across an initial closing and a subsequent closing. At the First Closing on April 8, 2026, the Company issued to Streeterville (i) 28,125 shares of common stock as commitment fee shares and (ii) a warrant to purchase up to 3,500,000 shares of common stock at an exercise price equal to
$1
6
.
00
per share,
 exercisable through the fifth anniversary of the listing date, for which Streeterville paid a warrant purchase price of $10,000. At the Second Closing on May 20, 2026, the Company issued to Streeterville 7,000 shares of Series C Convertible Preferred Stock, for which Streeterville paid an aggregate purchase price of $6,990,000, less a $30,000 transaction expense amount. Each share of Series C Convertible Preferred Stock has a stated value of $1,086.96 per share.
 The Series C Convertible Preferred Stock has an aggregate liquidation value of $7,608,720, plus any accrued and unpaid preferred return.

The aggregate proceeds from the First and Second Closings were $7,000,000 for issuance of the aforementioned securities.

See Note 8 for discounts applied to the carrying balance related to warrants, derivative and offering costs.

The Series C Preferred Stock is convertible into common stock at an initial conversion price equal to the Nasdaq Valuation Price

(the “Fixed Price”)
. After the earlier of (i) six months from the listing date, (ii) a trigger event, or (iii) an event of default, the conversion price becomes the lesser of the Fixed Price and 90% of the lowest daily volume-weighted average price during the ten trading days prior to conversion, subject to a floor price equal to 40% of the Nasdaq Valuation Price prior to the listing date and, thereafter, 40% of the “Minimum Price” (as defined in Nasdaq Rule 5635) calculated as of the most recent issuance date of Series C Convertible Preferred Stock, provided that in no event will the floor price be less than $4.00 per share
.
 Conversions are subject to a 9.99% beneficial ownership limitation and the Exchange Cap under Nasdaq Rule 5635(d). Subsequent to the First Closing, the Company and Streeterville amended the exercise price of the warrant twice during the second quarter of 2026. Amendment No. 1, effective May 29, 2026, reduced the exercise price of the warrant
from $16.00 to $5.00 per share for a period of 90 days from the effective date, and Amendment No. 2, effective June 12, 2026, further reduced it to $3.00 per share for a period of 90 days from that effective date. In each case the exercise price reverts to $16.00 per share upon the expiration or earlier termination of the reduced-price period, and the Company may terminate the reduced-price period at any time on two
trading days' prior written notice. All other terms of the warrant remain unchanged. Each amendment became effective upon the filing of a related prospectus supplement. The Company accounted for each exercise-price reduction as a modification of an equity-classified instrument and recognized the incremental fair value of the modified warrant (
$514,313 for Amendment No. 1 and $431,680 for Amendment
No. 2)

within additional paid-in capital. The incremental value of Amendment No. 1, which was superseded by Amendment No. 2, was charged to operations as failed offering costs of the terminated offering, and the incremental value of Amendment No. 2 is deferred as offering costs within prepaid expenses and other current assets as of June 30, 2026, pending the outcome of the inducement period.
See Note 17 for a further amendment entered into after June 30, 2026.

See Note 8 for discounts applies to the carrying balance related to warrants, derivative, and offering costs.

Amass Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Conversion of Convertible Notes – Upon the consummation of the Direct Listing, the Convertible Notes (aggregate principal of $2,766,316 plus accrued interest) automatically converted into 223,050 shares of Common Stock at a conversion price equal to 80% of the price paid in the qualified financing. See Note 10.

Regulation Crowdfunding – The Company opened a new Regulation Crowdfunding round in February 2026, which closed in April 2026. The Company did not receive funds on this round
, net of costs.

Common stock – As of June 30, 2026, the Company was authorized to issue 250,000,000 shares of Common Stock with $0.00001 par value. As of June 30, 2026, 11,760,456 shares were issued and 11,605,081 shares were outstanding (net of 155,375 treasury shares); as of December 31, 2025, 3,364,984 shares were issued and outstanding. Each holder of common stock is entitled to one vote for each share held.
No
distributions have been made as of June 30, 2026.

Stock transactions for the
three
months ended June 30, 2026 – In addition to the preferred stock conversion, the Series C issuance, and the Convertible Note conversion, warrants were exercised for 84,907 shares of Common Stock, for which the Company received $14,211; 170,766 shares of Common Stock were issued for direct listing advisory fee services
of $
1,938,141

of Direct Listing advisory fees, which were recognized in general and administrative expenses; and 12,915 shares of Common Stock were issued upon the exercise of stock options for $2,925. During the three months ended March 31, 2026, the Company issued 77,776 shares of Common Stock as advisory shares (recognizing expense of $693,659), issued 4,667 shares of Common Stock upon the exercise of stock options for $1,260, and issued 740,328 shares of Series B-1 Preferred Stock and 222,026 shares of Common Stock upon the exercise of warrants for aggregate consideration of $986,226 (of which $150,000 was applied against loans payable).

The Company authorized and had outstanding the following shares as of June 30, 2026 and December 31, 2025:

	June 30, 2026 Authorized	June 30, 2026 Outstanding	December 31, 2025 Authorized	December 31, 2025 Outstanding
Common Stock	250,000,000	11,605,081	63,500,000	3,273,965
Common Non-Voting Stock	-	-	3,200,000	91,019
Series Seed Preferred Stock (all sub-series)	-	-	12,529,020	12,529,020
Series A Preferred Stock	-	-	873,734	873,734
Series B Preferred Stock (all sub-series)	-	-	27,789,708	8,304,185
Series C Convertible Preferred Stock	35,000	7,000	-	-

Amass Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 13 – Stock Options and Warrants

In September 2016, the Company adopted the 2016 Stock Plan, as amended, which authorized 1,726,130 shares as of June 30, 2026. Stock options granted under the 2016 Plan typically vest over a four-year period with a one-year cliff.

	Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 31, 2025	1,213,313	$0.21	$8,856,243
Granted	—	—
Exercised	(17,582)	$0.24
Forfeited	(22,221)	$0.18
Outstanding as of June 30, 2026	1,173,510	$0.21	$2,160,068
Exercisable as of June 30, 2026	774,791	$0.21	$1,428,393

Stock-based compensation expense for stock options of $226,613 and $176,916 was recognized for the three months ended June 30, 2026 and 2025, respectively, and $447,545 and $221,464 for the six months then ended, and is included in general and administrative expenses in the accompanying consolidated statements of operations. Total unrecognized compensation cost related to non-vested stock option awards amounted to $1,696,272 as of June 30, 2026.

Common Stock warrants – A summary of information related to Common Stock warrants for the six months ended June 30, 2026 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2025	716,816	$2.19
Granted	3,629,063	15.59
Exercised	(382,744)	0.94
Cancelled or expired	(106,447)	1.96
Outstanding as of June 30, 2026	3,856,688	$14.93
Exercisable as of June 30, 2026	3,856,688	$14.93

Warrants granted during the period consist principally of the warrant to purchase up to 3,500,000 shares of Common Stock issued to Streeterville at the First Closing; the exercise price of the Streeterville warrant was modified during the second quarter of 2026 and again in July 2026 (see Notes 12 and 17). During the three months ended June 30, 2026, 91,884 warrant shares were exercised at a weighted average exercise price of $0.92, of which $14,211 was received in cash (settling into the issuance of 84,907 shares of Common Stock), and 106,447 warrants were cancelled or expired at a weighted average exercise price of $1.96. There were no preferred stock warrants outstanding at June 30, 2026; the 1,328,185 preferred stock warrants outstanding at December 31, 2025 were exercised or converted into Common Stock warrants during the first quarter of 2026.
Note 14 – Related-Party Transactions

The Company has entered into the following transactions with related parties. Amounts are as of, and for the periods ended, June 30, 2026 and December 31, 2025 (balance sheet) or June 30, 2026 and 2025 (results of operations), as applicable.

Due from related parties - co-founder advances

The Company’s co-founder received various advances from the Company. In January 2022, the Company entered into a loan agreement with the founder under which the outstanding balance accrued interest at 1.6% per annum. Interest earned on the advances was not material in any period presented. The net amount due from the founder was $0 and $1,389,996 as of June 30, 2026 and December 31, 2025, respectively. The advances were settled in March 2026 through the repurchase of 155,375 shares of Common Stock from the co-founder, at a price of $8.97 per share based on the Company’s most recent Regulation Crowdfunding sales price, resulting in treasury stock of $1,393,713. No amounts were outstanding at June 30, 2026.

AFTERDREAM, Inc. - services, De Soi secured borrowing and repurchase obligation

AFTERDREAM, Inc. (“Afterdream”) is a related party because its majority owner is the Company’s Chief Executive Officer. The Company previously provided certain operational and administrative services to Afterdream and discontinued those services in connection with its pursuit of a public listing, due to regulatory considerations associated with Nasdaq listing requirements relating to businesses operating in the hemp-derived cannabinoid space.

Amass Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

In connection with the termination and settlement of those services, during 2025 the Company transferred its units of AMASS De Soi Holdings LLC to Afterdream in exchange for $400,000 in cash and entered into a related repurchase obligation, accounted for as a secured borrowing. In June 2026, the collateral was released and the repurchase obligation was extinguished; the obligation was
$0 and $400,000 as of June 30, 2026 and December 31, 2025, respectively
. See Note 6 for a further description of these transactions
.

AFTERDREAM, Inc. - Simple Agreement for Future Equity

On June 16, 2026,
the Company entered into a Simple Agreement for Future Equity with Afterdream, as subsequently amended. As of June 30, 2026, the funded purchase amount and carrying value of the Afterdream SAFE investment was
$1,735,000.
See Note 6 for a further description
.

Zerra Nutrition, Inc. (“HpO”)

HpO is a related party because it is controlled by Geoff McFarlane, who is the majority owner and President of Resonant, an entity the Company consolidates as a variable interest entity. The carrying value of the Company’s investment in HpO, formalized in June 2026 as a Simple Agreement for Future Equity, was
$153,331 and $78,463
as of June 30, 2026 and December 31, 2025, respectively. See Note 6 for a further description
.

Mezzanine Secured Notes - related-party holder

One
of the three Mezzanine Secured Notes was held by a related party; the related-party principal balance
(
$97,854
at December 31, 2025) was repaid in full in March 2026, and none of the accrued interest was due to a related party at either date. See Note 9 for a further description of the Mezzanine Secured Notes
.

Promissory note - greater-than-5% shareholder

In January 2025, the Company issued a promissory note with a principal balance of $1,000,000 to a shareholder holding greater than 5% of the Company’s outstanding stock.
The note was exchanged for a convertible promissory note in February 2026 and, upon the consummation of the Direct Listing on May 20, 2026, converted into shares of Common Stock. The outstanding balance was
$0 and $1,000,000
as of June 30, 2026 and December 31, 2025, respectively. See Notes 9 and 10 for a further description of these transactions
.

Convertible notes issued to related parties

Of the $2,766,316 aggregate principal amount of Convertible Notes issued from November 2025 through March 2026, $1,822,415 was issued to related parties, including $1,000,000 to MVL Inc. (f/k/a Alchemi Project Inc.). Accrued interest due to related parties was $32,838 at March 31, 2026. Upon the consummation of the Direct Listing on May 20, 2026, all Convertible Notes, including those held by related parties, automatically converted into shares of Common Stock at a price equal to 80% of the price paid by new investors in the qualified financing. No Convertible Notes were outstanding at June 30, 2026. See Notes 10 and 12.

Amass Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Equity transactions with related parties

During the three months ended March 31, 2026, 362,653 shares of Series B-1 Preferred Stock were issued upon the exercise of warrants by related parties for aggregate proceeds of $378,000. Those shares converted into Common Stock upon the Direct Listing together with all other outstanding preferred stock. See Note 12.

Resonant Subholdings Inc.

Resonant is consolidated by the Company as a variable interest entity. Its majority owner and President, Geoff McFarlane, also controls HpO, and Resonant is a party to the Secured Promissory Note amendments described in Note 9.

Note 15 – Commitments and Contingencies

Lease commitments – The Company leases its Santa Maria, CA warehouse under a one-year lease renewed in January 2026, with an obligation of $42,248 per month through December 2026. The Company is currently operating without a corporate office lease. For the three months ended June 30, 2026 and 2025, the Company incurred office rent expense of $16,229 and $27,084, respectively, and warehouse rent expense of $144,702 and $133,827, respectively. For the six months ended June 30, 2026 and 2025, office rent expense was $29,587 and $72,472, respectively, and warehouse rent expense was $297,871 and $344,495, respectively. No material obligations exist on the Company’s current operating leases beyond the Santa Maria lease as of June 30, 2026.

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

Amass Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 16 – Business Segment Information

During the second quarter of 2026, in connection with the Company becoming a public
company and the continued growth of its functional non-alcoholic beverage business, the Company’s Chief Executive
Officer, its Chief Operating Decision Maker (“CODM”), realigned the Company’s internal management financial reporting. The Company now reports its operating results in two reportable segments: (i) Wine & Spirits and (ii) Non-Alcoholic and Functional. The Wine & Spirits segment comprises the Company’s alcoholic wine portfolio (including Summer Water, Pizzolato MUSE, and the Natural Merchants and AMASS wine brands) and its spirits portfolio (AMASS spirits, GEM&BOLT mezcal, and Calirosa tequila). The Non-Alcoholic and Functional segment comprises the Company’s functional non-alcoholic beverage brands: Good Twin non-alcoholic wine and AMASS Electrolytes. Prior-period segment information has been recast to conform to the new segment presentation. In prior filings, the Company reported two segments
,
Wine and Spirits, with the non-alcoholic businesses included within those segments
.

The business segments reflect how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting. Management excludes certain non-GAAP Comparable Adjustments from its evaluation of the results of each operating segment as these Comparable Adjustments are not reflective of core operations of the segments. Certain items such as costs related to corporate communications, development, finance, strategy and growth, executive management, human resources, investor relations, IT, and legal are general costs applicable to the consolidated group and are not allocated to the reportable segments. The accounting policies of the segments are the same as those described in Note 3. These Comparable Adjustments reflect the measure used by our chief operating decision maker to evaluate segment performance under ASC 280, and are narrower than the adjustments used in computing Adjusted EBITDA under “Adjusted EBITDA” below; the additional Adjusted EBITDA adjustments
(such as inventory write-downs and variance, juice storage and one-off direct-listing costs) remain within segment and unallocated results in the tables that follow
.

Segment information is as follows:

For the three months ended June 30, 2026	Wine & Spirits	Non- Alcoholic and Functional	Total segment (a)	Unallocated amounts (b)	Comparable Adjustments (c)	Consolidated
Net revenues	5,183,325	409,419	5,592,744	-	-	5,592,744
Cost of net revenues	3,762,613	334,582	4,097,195	-	-	4,097,195
Gross profit, non-GAAP (d)	1,420,712	74,837	1,495,549	-	-	1,495,549
Sales and marketing	773,713	207,446	981,159	78,718	-	1,059,877
General and administrative	921,103	178,845	1,099,948	4,727,627	226,613	6,054,188
Impairment loss	-	-	-	-	339,283	339,283
Loss from operations	(274,104)	(311,454)	(585,558)	(4,806,345)	(565,896)	(5,957,799)

For the three months ended June 30, 2025	Wine & Spirits	Non- Alcoholic and Functional	Total segment (a)	Unallocated amounts (b)	Comparable Adjustments (c)	Consolidated
Net revenues	5,318,393	176,438	5,494,831	10,001	-	5,504,832
Cost of net revenues	3,245,124	115,155	3,360,279	-	-	3,360,279
Gross profit, non-GAAP (d)	2,073,269	61,283	2,134,552	10,001	-	2,144,553
Sales and marketing	943,782	31,973	975,755	620	-	976,375
General and administrative	1,003,169	32,970	1,036,139	615,952	265,101	1,917,192
Impairment loss	-	-	-	-	-	-
Income (loss) from operations	126,318	(3,660)	122,658	(606,571)	(265,101)	(749,014)

Amass Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June 30, 2026	Wine & Spirits	Non- Alcoholic and Functional	Total segment (a)	Unallocated amounts (b)	Comparable Adjustments (c)	Consolidated
Net revenues	8,809,142	932,945	9,742,087	-	-	9,742,087
Cost of net revenues	6,450,375	723,221	7,173,596	-	-	7,173,596
Gross profit, non-GAAP (d)	2,358,767	209,724	2,568,491	-	-	2,568,491
Sales and marketing	1,495,438	415,168	1,910,606	116,748	-	2,027,354
General and administrative	1,750,715	324,748	2,075,463	6,047,985	447,545	8,570,993
Impairment loss	-	-	-	-	449,685	449,685
Loss from operations	(887,386)	(530,192)	(1,417,578)	(6,164,733)	(897,230)	(8,479,541)

For the six months ended June 30, 2025	Wine & Spirits	Non- Alcoholic and Functional	Total segment (a)	Unallocated amounts (b)	Comparable Adjustments (c)	Consolidated
Net revenues	9,306,617	400,022	9,706,639	10,000	128,736	9,845,375
Cost of net revenues	5,906,329	264,289	6,170,618	(50)	315,495	6,486,063
Gross profit, non-GAAP (d)	3,400,288	135,733	3,536,021	10,050	(186,759)	3,359,312
Sales and marketing	1,840,388	117,686	1,958,074	11,706	-	1,969,780
General and administrative	2,386,219	99,981	2,486,200	1,181,284	367,808	4,035,292
Impairment loss	-	-	-	-	-	-
Loss from operations	(826,319)	(81,934)	(908,253)	(1,182,940)	(554,567)	(2,645,760)

(a)
Segment amounts are derived from the Company’s entity- and brand-level general ledger reporting: the Non-Alcoholic and Functional segment reflects the Good Twin brand activity and the Amass Electrolyte entity; the Wine & Spirits segment reflects the remaining operating entities.

(b)	Unallocated amounts include costs held in the corporate infrastructure that are not allocated to any reporting segment.

(c)
Comparable Adjustments are determined and presented on a non-GAAP basis and are intended to reflect our current operations. For 2026 they comprise stock-based compensation and impairment losses; for 2025 they comprise bulk wine sales and related costs and storage, and stock-based compensation.

(d)
Our presentation of gross profit is non-GAAP. Segment gross profit is reconciled to gross profit on the consolidated statement of operations with the inclusion of unallocated amounts and comparable adjustments.

Comparable adjustments were as follows:

	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Net revenues — sales of bulk wine (a)	-	-	-	128,736
Cost of net revenues — bulk wine and write-downs (a)	-	-	-	315,495
General and administrative — stock-based compensation (b)	226,613	176,916	447,545	221,464
General and administrative — storage on bulk wine (a)	-	88,185	-	146,344
Impairment loss (b)	339,283	-	449,685	-
Comparable adjustments, Operating loss	(565,896)	(265,101)	(897,230)	(554,567)

(a)
The Company sold and is expected to sell excess bulk wine for losses. These are not part of the Company’s regular operations and thus are excluded from the CODM’s review of the business, including related storage costs.

(b)	The Company does not include stock-based compensation nor impairment losses in its evaluation of performance.

Amass
Brands, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Our principal area of operation is in the U.S. Current operations for one of the spirits brands is in Mexico. Revenues are attributed to countries based on the location of the customer. Geographic data is as follows:

	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Net revenues
U.S.	5,558,666	5,490,048	9,697,105	9,827,588
Non-U.S.	34,078	14,784	44,982	17,787
Total net revenues	$5,592,744	$5,504,832	$9,742,087	$9,845,375

Note 17 – Subsequent Events

The Company evaluated subsequent events through
August
14
, 2026
, the date these financial statements were issued.

HpO SAFE – Fundings under the HpO SAFE (up to $300,000) continued through July 2026. See Note 6.

Streeterville warrant – Effective July 10, 2026, the Company and Streeterville entered into Amendment No. 3 to the common stock purchase warrant issued at the First Closing, reducing the exercise price from $16.00 to $1.50 per share for a period of 30 days from the effective date, after which the exercise price reverts to $16.00 per share. All other terms of the warrant remain unchanged.
See Notes 12 and 13
.

Nasdaq continued listing notices – On July 22, 2026, the Company received two notification letters from the Listing Qualifications Department of The Nasdaq Stock Market notifying the Company that, for the 30 consecutive business days from June 8, 2026 through July 21, 2026, the market value of the Company’s listed securities was below the $50,000,000 minimum required by Nasdaq Listing Rule 5450(b)(2)(A) and the market value of its publicly held shares was below the $15,000,000 minimum required by Nasdaq Listing Rules 5450(b)(2)(C) and 5450(b)(3)(C). The notices have no immediate effect on the listing or trading of the Common Stock. The Company has 180 calendar days, or until January 19, 2027, to regain compliance, and intends to monitor its market values and evaluate available options, including, if appropriate, applying to transfer its securities to The Nasdaq Capital Market. The Company reported the notices on a Current Report on Form 8-K filed July 27, 2026.

Series C Trigger Event – Receipt of the Nasdaq notification letters constituted a Trigger Event under the Series C Certificate of Designation. Following a Trigger Event, the Series C conversion price becomes the lesser of the Fixed Price and 90% of the lowest daily volume-weighted average price during the ten trading days prior to conversion, subject to the $4.00 floor price.

Full Glass Side Letter Agreement – On July 29, 2026, the Company entered into a Side Letter Agreement with Full Glass Wine Co., LLC and Full Glass – Licensing, LLC that modifies and ultimately terminates the Multi-Year Wine Purchase Agreement dated February 29, 2024, replacing Full Glass – Licensing’s remaining $4.0 million inventory purchase obligation with a settlement amount of $427,000, of which $406,000 constitutes a deposit that may, at Full Glass’s election, be applied to the redemption of the Company’s Series A Units and Common Units in Full Glass at $8.77 per unit, with or without an accompanying wine purchase. The parties exchanged mutual releases, and the Company acknowledged payoff of the Amended and Restated Secured Promissory Note dated February 29, 2024. Because the Side Letter Agreement provided additional evidence about the recoverability of the Company’s investment in Full Glass as of the balance sheet date, the Company recognized the related impairment loss of $339,283 in the three months ended June 30, 2026 (see Note 6). The Company reported the Side Letter Agreement on a Current Report on Form 8-K filed August 5, 2026. See Note 6.

Mezzanine Secured Notes – The extension of the Mezzanine Secured Notes expired in July 2026, and the notes were past due as of the date of this Report; the Company remains in discussions with the holders regarding a further extension or repayment. See Note 9.

Registration statements – The Company’s resale registration statement was declared effective on July 6, 2026, and on July 20, 2026 the Company filed a registration statement on Form S-8 registering shares issuable under the AMASS Brands Inc. 2026 Omnibus Incentive Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Prospectuses dated May 18, 2026 and July 6, 2026, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
This MD&A, which should be read in conjunction with our financial statements, is organized as follows: Overview: a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends. Strategy: a description of our strategy and a discussion of recent developments, and significant divestitures, acquisitions, and investments. Recent developments: a summary of the material transactions and events that occurred during, or shortly after, the three months ended June 30, 2026. Results of operations: an analysis of our results of operations presented on a business segment basis, including Adjusted EBITDA, a non-GAAP measure. Liquidity and capital resources: an analysis of our cash flows, outstanding debt, liquidity position, and commitments. Critical accounting policies and estimates: accounting policies that are considered important to our results of operations and financial condition, require significant judgment, and involve significant management estimates. Emerging Growth Company and Smaller Reporting Company Status: a discussion of our reporting status
.
Overview
We are a consumer packaged goods company focused on developing, marketing, and distributing a portfolio of premium beverage brands across the wine, spirits, and functional non-alcoholic categories with the ethos of meeting the needs of the modern day consumer. Our products are primarily sold through a three-tier system to wholesale distributors, who then sell to retailers, bars, and restaurants, as well as directly to consumers through our e-commerce platforms. Our direct-to-consumer and e-commerce channel is growing, led by our non-alcoholic brands (Good Twin, which sells through its own e-commerce store and digital marketplaces, and AMASS Electrolytes, which launched direct-to-consumer during the second quarter of 2026), and we expect to continue developing direct sales alongside our three-tier wholesale distribution. Beginning in the second quarter of 2026, we report our operating results in two segments: (i) Wine & Spirits, comprising our alcoholic wine and spirits portfolios, and (ii) Non-Alcoholic and Functional, comprising our functional non-alcoholic beverage brands Good Twin and AMASS Electrolytes. Prior-period segment information has been recast to the new basis. See Note 16 to our unaudited condensed consolidated financial statements
.
Geographic Markets
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
Strategy
Our long-term strategy, customer and market environment, marketing, sales, and distribution is unchanged from the strategy described in the S-1/A. Within the Wine & Spirits segment, our wine strategy is centered on generating consistent cash flow while preserving market positioning and selectively growing key brands that drive long-term enterprise value, and our spirits strategy reflects a disciplined approach, with a near-term deprioritization in 2026 as we position the business for renewed growth in subsequent periods. In the Non-Alcoholic and Functional segment, we are investing behind Good Twin and the launch of AMASS Electrolytes to build our position in the functional non-alcoholic category. In the second quarter of 2026, we completed the Direct Listing of our common stock on the Nasdaq Global Market.
20

Recent Developments
•
Direct Listing (May 20, 2026). On May 20, 2026, our common stock commenced trading on the Nasdaq Global Market under the ticker symbol “AMSS” pursuant to a direct listing registering the resale of up to 12,432,021 shares of common stock held by existing stockholders.
We engaged a financial advisor in connection with the Direct Listing, as required by Nasdaq Rule 4120(c)(8)
.

•
Conversion of Preferred Stock (April 2026). On April 8, 2026, concurrently with the initial public filing of our registration statement, all outstanding shares of our Series Seed, Seed-1 through Seed-5, Series A, and Series B-1 through B-3 Preferred Stock automatically converted into an aggregate of 7,483,093 shares of common stock pursuant to our Seventh Amended and Restated Certificate of Incorporation
.

•
Streeterville Series C Private Placement (April–May 2026). At the First Closing on April 8, 2026, we issued 28,125 commitment fee shares and a warrant to purchase up to 3,500,000 shares of common stock (warrant purchase price $10,000). At the Second Closing on May 20, 2026, we issued 7,000 shares of Series C Convertible Preferred Stock for $6,990,000, less a $30,000 transaction expense deduction, under the SPA (aggregate proceeds from the First and Second Closings, including the $10,000 warrant purchase price, were $7.0 million), which provides for up to $30.0 million of Series C purchases, subject to conditions. See Note 12.

•
Conversion of Convertible Notes (May 20, 2026). Upon the Direct Listing, which constituted a qualified financing under the notes, the outstanding principal of $2.8 million plus accrued interest automatically converted into shares of common stock at 80% of the qualified-financing price, and the remaining unamortized debt discount was charged to interest expense. See Note 10
.

•	Secured Promissory Note installments commenced (May 2026). We made the first two $50,000 monthly installments under Amendment No. 3, reducing the outstanding balance to $966,998 at June 30, 2026.

•
De Soi collateral released (June 2026). Afterdream repaid the loan for which our De Soi investment served as collateral; the investment was returned to us, the $400,000 repurchase obligation was extinguished, and the investment is again presented as investments at fair value. See Notes 6 and 14.

•	Afterdream SAFE (June 2026). We invested an aggregate of $1.7 million in a SAFE issued by AFTERDREAM, Inc., a related party, with a $7.5 million post-money valuation cap. See Note 6.

•
Nasdaq continued-listing notices; Series C Trigger Event (July 2026). On July 22, 2026, we received notices from Nasdaq stating that we are not in compliance with the minimum Market Value of Listed Securities and minimum Market Value of Publicly Held Shares requirements for continued listing on the Nasdaq Global Market, with a 180-calendar-day period to regain compliance. Receipt of the notices constituted a Trigger Event under the Series C Certificate of Designation, permitting conversions of the Series C Convertible Preferred Stock at the alternate conversion price described under “Liquidity and capital resources” below. In addition, effective July 10, 2026, the exercise price of the Streeterville warrant was reduced to $1.50 per share, and the extension of the Mezzanine Secured Notes expired in July 2026, with the notes past due as of the date of this Report. See Notes 9, 13 and 17 to our unaudited condensed consolidated financial statements.

Results of Operations
The following table highlights summarized components of our unaudited consolidated statements of operations for the three months ended June 30, 2026 compared to three months ended June 30, 2025:
	Three months ended June 30, 2026	Three months ended June 30, 2025	Dollar Change	Percent Change
Net revenue	5,592,744	5,504,832	87,912	2%
Cost of net revenue	4,097,195	3,360,279	736,916	22%
Gross profit	1,495,549	2,144,553	(649,004)	-30%
Sales and marketing	1,059,877	976,375	83,502	9%
General and administrative	6,054,188	1,917,192	4,136,996	216%
Impairment expense	339,283	-	339,283	N/A
Total operating expenses	7,453,348	2,893,567	4,559,781	158%
Loss from operations	(5,957,799)	(749,014)	(5,208,785)	695%
Other income (expense)	(1,591,416)	(516,409)	(1,075,007)	208%
Net loss	(7,549,215)	(1,265,423)	(6,283,792)	497%

The following table highlights summarized components of our unaudited consolidated statements of operations for the six months ended June 30, 2026 compared to six months ended June 30, 2025:

	Six months ended June 30, 2026	Six months ended June 30, 2025	Dollar Change	Percent Change
Net revenue	9,742,087	9,845,375	(103,288)	-1%
Cost of net revenue	7,173,596	6,486,063	687,533	11%
Gross profit	2,568,491	3,359,312	(790,821)	-24%
Sales and marketing	2,027,354	1,969,780	57,574	3%
General and administrative	8,570,993	4,035,292	4,535,701	112%
Impairment expense	449,685	-	449,685	N/A
Total operating expenses	11,048,032	6,005,072	5,042,960	84%
Loss from operations	(8,479,541)	(2,645,760)	(5,833,781)	220%
Other income (expense)	(2,111,281)	(2,339,284)	228,003	-10%
Net loss	(10,590,822)	(4,985,044)	(5,605,778)	112%

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
As more fully described herein and in the related Notes, the Comparable Adjustments that impacted comparability in our segment results for each period are as follows:
	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Net revenues
Sales of bulk wine (a)	-	-	-	128,736
Comparable adjustments, Net revenues	-	-	-	128,736
Cost of net revenues
Cost of sales of bulk wine (a)	-	-	-	146,565
Cost of write-down of unutilized wine pre-acquisition (b)	-	-	-	168,930
Comparable adjustments, Cost of net revenues	-	-	-	315,495
General and administrative
Stock-based compensation (c)	226,613	176,916	447,545	221,464
Storage on bulk wine (a)	-	88,185	-	146,344
Comparable adjustments, general and administrative	226,613	265,101	447,545	367,808
Impairment loss (d)	339,283	-	449,685	-
Comparable adjustments, Operating loss	(565,896)	(265,101)	(897,230)	(554,567)
(a) Sales from divested business unit relates to the sale of Winc.com in June 2023. All of those revenues pre-sale and associated costs are not part of our recurring business and are thus excluded from what the CODM views as regular operations, including storage costs incurred on the excess bulk wine. Operating expenses related to these revenues are also excluded from performance evaluations for the segments.
(b) The Company wrote-down inventory that was acquired as part of the Winc acquisition in 2023. When the Company sold the winc.com business, it lost its ability to sell wine unwanted on the wholesale channel through the winc.com channel. As such, excess bulk wine that was identified and written down was not considered to be a core/recurring operation for the business.
(c) The Company does not include stock-based compensation in its evaluation of performance.
(d) The Company does not include impairment loss in its evaluation of performance.
22

Business Segments
Net revenue
	Three months ended June 30, 2026	Three months ended June 30, 2025	Dollar Change	Percent Change
Wine & Spirits	5,183,325	5,318,393	(135,068)	-3%
Non-Alcoholic and Functional	409,419	176,438	232,981	132%
Unallocated amounts	-	10,001	(10,001)	-100%
Comparable adjustments	-	-	-	N/A
Consolidated net revenues	5,592,744	5,504,832	87,912	2%
	Six months ended June 30, 2026	Six months ended June 30, 2025	Dollar Change	Percent Change
Wine & Spirits	8,809,142	9,306,617	(497,475)	-5%
Non-Alcoholic and Functional	932,945	400,022	532,923	133%
Unallocated amounts	-	10,000	(10,000)	-100%
Comparable adjustments	-	128,736	(128,736)	-100%
Consolidated net revenues	9,742,087	9,845,375	(103,288)	-1%
Non-Alcoholic and Functional net revenues more than doubled to $0.4 million for the second quarter of 2026 (up 132% from $0.2 million in the prior-year quarter), and grew 133% to $0.9 million for the six-month period, driven by continued growth of Good Twin (including expanded direct-to-consumer volume) and the launch of AMASS Electrolytes, which generated its first revenues in the second quarter of 2026
.
Wine & Spirits net revenues declined 3% for the second quarter of 2026 and 5% for the six-month period, reflecting continued portfolio optimization in the wine portfolio and the near-term deprioritization of certain legacy spirits products, partially offset by growth in Calirosa. We believe this optimization will better utilize working capital and allow for more stable growth in future periods, as marketing resources and focus can be more directed to the brands we have higher conviction behind
.
The decline in comparable adjustments for the six-month period is due to the absence in 2026 of bulk wine sales associated with the divested Winc.com business.
Core brands
We manage our portfolio around a small number of priority core brands (Summer Water, Pizzolato MUSE, Good Twin and AMASS Electrolytes), where we concentrate marketing investment and distribution focus, and a broader set of other brands that we manage for cash flow and selective growth. Net revenues by brand grouping were as follows
:
	Three months ended June 30, 2026	Three months ended June 30, 2025	Dollar Change	Percent Change
Core brands	3,949,497	3,527,940	421,557	12%
Other brands	1,754,310	1,924,239	(169,929)	-9%
Discontinued brands	151,218	208,195	(56,977)	-27%
Revenue attributable to brands	5,855,025	5,660,374	194,651	3%
Trade spend and other amounts not attributed to a brand	(262,281)	(155,542)	(106,739)	69%
Consolidated net revenues	5,592,744	5,504,832	87,912	2%

	Six months ended June 30, 2026	Six months ended June 30, 2025	Dollar Change	Percent Change
Core brands	6,443,873	5,782,440	661,433	11%
Other brands	3,390,388	3,700,600	(310,212)	-8%
Discontinued brands	299,858	623,366	(323,508)	-52%
Brand-level net revenues	10,134,119	10,106,406	27,713	0%
Trade spend and other amounts not attributed to a brand	(392,032)	(261,031)	(131,001)	50%
Consolidated net revenues	9,742,087	9,845,375	(103,288)	-1%

Net revenues from our core brands grew 12% for the three months and 11% for the six months ended June 30, 2026, and represented 67% of revenue attributable to brands for the second quarter of 2026 compared with 62% in the prior-year quarter. Pizzolato MUSE and Good Twin drove the increase, together with the launch of AMASS Electrolytes, partially offset by Summer Water, which reflects the timing of seasonal shipments. Other brands declined 9% for the quarter and 8% for the six-month period, driven primarily by Biokult, whose sales were disrupted by an inventory quality issue affecting product received at distributors, which resulted in returns and distributor billbacks, together with lower volume across the balance of the imported portfolio and the legacy AMASS wine and spirits labels, partially offset by growth in Calirosa and the launch of the Pizzolato non-alcoholic spritz line. Discontinued brands declined 27% and 52%, consistent with the portfolio optimization described under “Strategy” above, which deprioritized our spirits portfolio and certain legacy wine labels. Beginning with this Report we separately present discontinued brands (Gem&Bolt and the wine labels we have exited or are winding down, including the remaining Winc-legacy labels) so that the performance of the continuing other-brand portfolio is visible. As our core and priority brands become a larger share of total revenue, we expect revenue to become more capital efficient.

Trade spend and other amounts not attributed to a brand consist of trade spend (promotional allowances, distributor billbacks and chargebacks, and similar payments and credits to distributors and retailers that are recorded as reductions of revenue), together with other revenue adjustments that are recorded after the initial sale and are not attributed to an individual brand in our general ledger; they are presented as a single reconciling line rather than allocated to the brand groupings above. These amounts increased 69% to $0.3 million for the second quarter of 2026 and 50% to $0.4 million for the six-month period, reflecting expanded promotional programming behind wholesale placements for our core brands, deductions associated with the discounted sell-through of slower-moving inventory described under “Gross profit, non-GAAP” below, and approximately $0.1 million of nonrecurring distributor chargebacks and reconciliation items ($0.2 million for the six-month period); excluding these nonrecurring items, trade spend was approximately flat year over year.
Channel mix — direct-to-consumer and e-commerce
	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Direct-to-consumer and e-commerce	178,125	30,699	327,538	77,997
Wholesale and other	5,414,619	5,474,133	9,414,549	9,767,378
Consolidated net revenues	5,592,744	5,504,832	9,742,087	9,845,375

Direct-to-consumer and e-commerce net revenues increased to $0.2 million for the second quarter of 2026 from $31 thousand in the prior-year quarter, and to $0.3 million from $0.1 million for the six-month period. All of our direct-to-consumer and e-commerce net revenues for the three and six months ended June 30, 2026 related to non-alcoholic products: Good Twin, which sells through its own e-commerce store and through digital marketplaces, and AMASS Electrolytes, which launched direct-to-consumer in the second quarter of 2026. AMASS Electrolytes also commenced wholesale distribution during the quarter; those sales are presented within wholesale and other. The prior-year periods included a negligible
amount of alcoholic direct-to-consumer revenue. We no longer sell alcoholic products through this channel. While direct-to-consumer remains a small share of consolidated net revenues, it carries a direct customer relationship and is a channel we expect to continue developing alongside our three-tier wholesale distribution.
24

Gross profit, non-GAAP
	Three months ended June 30, 2026	Three months ended June 30, 2025	Dollar Change	Percent Change
Wine & Spirits	1,420,712	2,073,269	(652,557)	-31%
Non-Alcoholic and Functional	74,837	61,283	13,554	22%
Unallocated amounts	-	10,001	(10,001)	-100%
Comparable adjustments	-	-	-	N/A
Consolidated gross profit	1,495,549	2,144,553	(649,004)	-30%
	Six months ended June 30, 2026	Six months ended June 30, 2025	Dollar Change	Percent Change
Wine & Spirits	2,358,767	3,400,288	(1,041,521)	-31%
Non-Alcoholic and Functional	209,724	135,733	73,991	55%
Unallocated amounts	-	10,050	(10,050)	-100
Comparable adjustments	-	(186,759)	186,759	N/M
Consolidated gross profit	2,568,491	3,359,312	(790,821)	-24%
Our presentation of gross profit is non-GAAP. Segment gross profit is reconciled to gross profit on the consolidated statement of operations with the inclusion of unallocated amounts and comparable adjustments.

Wine & Spirits gross profit, non-GAAP decreased 31% to $1.4 million (27.4% of segment net revenues) for the second quarter of 2026 from $2.1 million (39.0% of segment net revenues) for the second quarter of 2025. The largest drivers of the decline were deliberate, largely one-time actions we took to convert slower-moving inventory to cash and to rationalize the portfolio. First, we cleared slower-moving finished goods at a discount: the sale of Calirosa Añejo to a discount grocery retailer generated a gross loss, and other below-cost clearance sales added approximately $32,000 of gross loss in the quarter. Second, we recognized inventory obsolescence and write-down charges of approximately $0.1 million in the second quarter of 2026 (approximately $0.3 million for the six-month period) as we continued to clear wine inventory associated with brand rationalization and with the bulk wine and finished goods remaining from the sale of the Winc direct-to-consumer business. In addition to these items, recurring cost pressures also weighed on margin: tariffs on imported wine increased landed product cost, and freight rates rose over the prior-year period, together compressing margin on imported brands. The balance of the decline reflects unfavorable inventory variances and brand mix.

Non-Alcoholic and Functional gross profit, non-GAAP was $75 thousand (18.3% of segment net revenues) for the second quarter of 2026, compared with $61 thousand (34.7% of segment net revenues) for the second quarter of 2025; gross profit dollars grew with the revenue base while margin compressed. The compression is concentrated in Good Twin, where tariffs on imported product increased landed cost and we used expedited modes of freight to keep the brand in stock through a period of rapid growth, which increased costs. We expect these pressures to moderate as freight and inventory positions normalize.
25

Gross margin, non-GAAP, by channel

Gross margin by channel, on the same basis as the channel revenue table above, was as follows. Channel gross margins reflect costs directly attributable to each channel; inventory write-down and variance charges, which are not attributable to a specific channel, are presented separately:

	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Direct-to-consumer and e-commerce gross profit	29,798	9,419	39,096	39,852
Gross margin	16.7%	30.7%	11.9%	51.1%
Wholesale and other gross profit	1,836,866	2,134,260	3,028,084	3,496,031
Gross margin	33.9%	39.0%	32.2%	35.8%
Inventory write-downs and other costs not attributed to a channel	(371,115)	874	(498,689)	(176,571)
Total gross profit	1,495,549	2,144,553	2,568,491	3,359,312

Direct-to-consumer and e-commerce gross margin was 16.7% for the second quarter of 2026 compared with 30.7% in the prior-year quarter, and 11.9% for the six-month period compared with 51.1%. The decline principally reflects outbound parcel freight (the recurring weekly e-commerce shipping cost for Good Twin and AMASS Electrolytes, which ran approximately 44% of direct-to-consumer net revenues in the quarter), together with tariffs on imported product; prior-year margins also reflect a very small revenue base. Wholesale and other gross margin was 33.9% for the second quarter of 2026 compared with 39.0% in the prior-year quarter, and 32.2% for the six-month period compared with 35.8%, reflecting the tariff, freight and clearance-sale dynamics described above.

Product margin, non-GAAP, by brand grouping

Product margin for the brand groupings presented under “Core brands” above, on the same item-level basis as the revenue attributable to brands table, with trade spend and cost of net revenues that are recorded in our general ledger without reference to a specific item (including outbound freight, third-party logistics and fulfillment fees, warehouse labor, excise taxes, and inventory write-down and variance charges) presented as a single reconciling line, was as follows:

	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Core brands product margin	1,726,868	1,583,753	2,682,180	2,477,215
Product margin percentage	43.7%	44.9%	41.6%	42.8%
Other brands product margin	493,430	735,350	716,660	1,417,716
Product margin percentage	28.1%	38.2%	21.1%	38.3%
Discontinued brands product margin	21,430	72,779	79,154	126,919
Product margin percentage	14.2%	35.0%	26.4%	20.4%
Trade spend and costs not attributed to individual items	(746,179)	(247,329)	(909,503)	(662,538)
Total gross profit	1,495,549	2,144,553	2,568,491	3,359,312

Core brands carried a 43.7% product margin for the second quarter of 2026 (44.9% in the prior-year quarter) and 41.6% for the six-month period, while continuing other brands declined to 28.1% from 38.2% for the quarter (reflecting the Biokult disruption, tariffs and the clearance activity described above), and discontinued brands ran at 14.2% as they wind down. The margin pressure on the portfolio is therefore concentrated in the brands we are deprioritizing, while the core brands we are investing behind held their margin profile.
 The reconciling line reflects where these costs are recorded rather than a judgment that they do not relate to our brands: because they are recorded without item-level detail, they are not allocated to the brand groupings even where they are associated with particular brands. In particular, the line includes the outbound parcel freight and third-party fulfillment costs of our direct-to-consumer channel, which support our non-alcoholic core brands (Good Twin and AMASS Electrolytes); these costs are presented, together with the net revenues they support, in the direct-to-consumer and e-commerce gross profit discussion above.

Management uses product margin to evaluate the underlying unit economics of the brand portfolio and to guide marketing investment and distribution focus among brand groupings, because it isolates item-level profitability from shared fulfillment, logistics and other costs that are managed at the consolidated level. Because product margin excludes these recurring costs, it is not a measure of overall profitability and should not be considered a substitute for gross profit or gross margin determined in accordance with GAAP.

To reduce repetition across our non-GAAP presentations, we present adjusted gross profit and adjusted gross margin within this gross profit discussion. The following bridge presents consolidated gross profit excluding the cost-of-revenue items that are included in the Adjusted EBITDA adjustments described under “Adjusted EBITDA” below (inventory write-downs and variance and bulk wine, net). Adjusted gross margin is computed on consolidated net revenues without adjustment. These measures are non-GAAP; the adjustment amounts agree to the corresponding lines of the Adjusted EBITDA reconciliation.

	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Consolidated gross profit	1,495,549	2,144,553	2,568,491	3,359,312
Gross margin	26.7%	39.0%	26.4%	34.1%
Inventory write-downs and variance, net	140,577	-	268,152	168,930
Bulk wine, net	-	-	-	17,829
Adjusted gross profit, non-GAAP	1,636,126	2,144,553	2,836,643	3,546,071
Adjusted gross margin	29.3%	39.0%	29.1%	36.0%

On this adjusted basis, gross margin was 29.3% for the second quarter of 2026 compared with 39.0% for the prior-year quarter, and 29.1% for the six-month period compared with 36.0% in the prior year. The residual decline reflects: tariffs on imported wine and elevated freight rates; the discounted sell-through of slower-moving finished goods to convert inventory to cash, including the sale of Calirosa Añejo to a discount grocery retailer and other clearance sales made at little or no margin; the increase in trade spend, including the nonrecurring Biokult billbacks described above; and brand and channel mix.

26

Sales and marketing

	Three months ended June 30, 2026	Three months ended June 30, 2025	Dollar Change	Percent Change
Wine & Spirits	773,713	943,782	(170,069)	-18%
Non-Alcoholic and Functional	207,446	31,973	175,473	549%
Unallocated amounts	78,718	620	78,098	12596%
Comparable adjustments	-	-	-	N/A
Consolidated sales and marketing	1,059,877	976,375	83,502	9%

	Six months ended June 30, 2026	Six months ended June 30, 2025	Dollar Change	Percent Change
Wine & Spirits	1,495,438	1,840,388	(344,950)	-19%
Non-Alcoholic and Functional	415,168	117,686	297,482	253%
Unallocated amounts	116,748	11,706	105,042	897%
Comparable adjustments	-	-	-	N/A
Consolidated sales and marketing	2,027,354	1,969,780	57,574	3%

Sales and marketing expense, which includes the payroll costs of our sales, marketing and digital teams, was $1.1 million for the second quarter of 2026, an increase of 9% over the prior-year quarter, and $2.0 million for the six-month period, an increase of 3%. Non-Alcoholic and Functional sales and marketing expense increased to $0.4 million for the six months ended June 30, 2026 from $0.1 million in the prior-year period, reflecting deliberate investment behind Good Twin and the AMASS Electrolytes launch, including increased digital media spend. Wine & Spirits sales and marketing expense of $1.5 million for the six-month period decreased 19% year-over-year, reflecting tighter discipline around trade and promotional spend, which partially offset the Non-Alcoholic and Functional investment.
General and administrative
	Three months ended June 30, 2026	Three months ended June 30, 2025	Dollar Change	Percent Change
Wine & Spirits	921,103	1,003,169	(82,066)	-8%
Non-Alcoholic and Functional	178,845	32,970	145,875	442%
Unallocated amounts	4,727,627	615,952	4,111,675	668%
Comparable adjustments	226,613	265,101	(38,488)	-15%
Consolidated general and administrative	6,054,188	1,917,192	4,136,996	216%

	Six months ended June 30, 2026	Six months ended June 30, 2025	Dollar Change	Percent Change
Wine & Spirits	1,750,715	2,386,219	(635,504)	-27%
Non-Alcoholic and Functional	324,748	99,981	224,767	225%
Unallocated amounts	6,047,985	1,181,284	4,866,701	412%
Comparable adjustments	447,545	367,808	79,737	22%
Consolidated general and administrative	8,570,993	4,035,292	4,535,701	112%
Consolidated G&A expense increased $4.1 million, or 216%, for the second quarter of 2026 versus the prior-year quarter, and $4.5 million, or 112%, for the six-month period. The increase was concentrated in unallocated corporate costs associated with becoming a public company: for the six months ended June 30, 2026, legal expenses of $0.6 million (substantially all incurred in the second quarter), other professional fees of $3.4 million (including $1.9 million of Direct Listing advisory fees settled in shares of Common Stock), investor and public relations fees of $0.5 million, and accounting and tax services of $0.2 million, together with $0.4 million of stock-based compensation (a Comparable Adjustment) and $0.7 million of advisory share-based expense recognized in the first quarter. Segment G&A declined in the Wine & Spirits segment on headcount actions and shared-service consolidation, while Non-Alcoholic and Functional G&A grew with the build-out of the AMASS Electrolytes business.

Research and development
We did not have material research and development costs in the three or six months ended June 30, 2026 or June 30, 2025.
Impairment
In the second quarter of 2026, we recognized a $0.3 million impairment of our investment in Full Glass in connection with the Side Letter Agreement described in Notes 6 and 17 to our unaudited condensed consolidated financial statements. The six-month 2026 period also includes the $0.1 million first-quarter impairment charge on intangible assets associated with our Gem&Bolt acquisition. Both charges are treated as Comparable Adjustments; no impairment was recognized in 2025.
27

Operating loss

	Three months ended June 30, 2026	Three months ended June 30, 2025	Dollar Change	Percent Change
Wine & Spirits	(274,104)	126,318	(400,422)	N/M
Non-Alcoholic and Functional	(311,454)	(3,660)	(307,794)	8410%
Unallocated amounts	(4,806,345)	(606,571)	(4,199,774)	692%
Comparable adjustments	(565,896)	(265,101)	(300,795)	113%
Consolidated operating loss	(5,957,799)	(749,014)	(5,208,785)	695%

	Six months ended June 30, 2026	Six months ended June 30, 2025	Dollar Change	Percent Change
Wine & Spirits	(887,386)	(826,319)	(61,067)	7%
Non-Alcoholic and Functional	(530,192)	(81,934)	(448,258)	547%
Unallocated amounts	(6,164,733)	(1,182,940)	(4,981,793)	421%
Comparable adjustments	(897,230)	(554,567)	(342,663)	62%
Consolidated operating loss	(8,479,541)	(2,645,760)	(5,833,781)	220%

Consolidated loss from operations widened $5.2 million year-over-year for the second quarter and $5.8 million for the six-month period, driven principally by unallocated corporate G&A associated with the Direct Listing, as discussed under “General and Administrative” above. Wine & Spirits segment results moved from operating income of $0.1 million in the second quarter of 2025 to an operating loss of $0.3 million in the second quarter of 2026 on the lower gross profit described above. Non-Alcoholic and Functional segment operating loss widened to $0.3 million for the second quarter of 2026 (from approximately break-even), reflecting the sales and marketing investment behind Good Twin and the AMASS Electrolytes launch ahead of the revenue those investments are intended to build. The increase in unallocated amounts (corporate costs not attributed to either segment) accounted for $4.2 million of the $5.2 million increase in consolidated operating loss for the quarter and $5.0 million of the $5.8 million increase for the six-month period, principally the public-company and Direct Listing-related costs described under “General and administrative” above.

Adjusted EBITDA, non-GAAP
In addition to our results determined in accordance with U.S. GAAP, we use Adjusted EBITDA, a non-GAAP financial measure, to evaluate our operating performance. We define Adjusted EBITDA as net loss before interest, income taxes, depreciation and amortization, further adjusted for a fixed set of add-backs: one-off deal and direct-listing costs; stock-based compensation; stock-settled banker fees; impairment and bad debt, net; inventory write-downs and variance; juice storage; merchant and factoring fees; the net results of bulk wine and of the divested business unit; loss on contracts; and one-time credits, which are deducted. Recurring public-company operating costs (including annual exchange listing fees, directors' and officers' insurance, incremental headcount and ongoing investor-relations costs) are not added back and remain in Adjusted EBITDA.
We present Adjusted EBITDA because management uses it to evaluate operating performance and allocate resources, and because we believe it assists investors in comparing our operating performance across periods by removing items that are non-cash, non-recurring, or not indicative of our ongoing operations. Adjusted EBITDA has limitations as an analytical tool: it excludes interest expense on indebtedness we are obligated to service, it excludes depreciation and amortization of assets that will need to be replaced, and other companies may calculate similarly titled measures differently, limiting comparability. Adjusted EBITDA should be considered in addition to, and not as a substitute for or superior to, net loss or any other measure determined in accordance with U.S. GAAP. The following table reconciles net loss, the most directly comparable GAAP measure, to Adjusted EBITDA:
	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Net loss	(7,549,215)	(1,265,423)	(10,590,822)	(4,985,044)
Interest expense	1,337,046	491,992	1,791,902	2,036,252
Interest income	-	(27,752)	(3,709)	(34,235)
Provision for income taxes	-	-	-	-
Depreciation and amortization	132,387	184,868	269,607	335,137
EBITDA	(6,079,782)	(616,315)	(8,533,022)	(2,647,890)
One-off deal and direct-listing costs	1,378,365	-	1,398,365	-
Write-off of deferred offering costs	514,313	-	514,313	-
Stock-based compensation	226,613	176,916	447,545	221,464
Impairment loss and bad debt, net	339,283	34,114	467,548	(10,298)
Change in fair value of derivative liabilities	(236,969)	-	(187,753)	-
Change in fair value of SAFEs	10,635	-	21,062	-
Stock-settled banker and advisory fees	1,938,141	-	2,631,800	-
Bulk wine, net	-	-	-	17,829
Inventory write-downs and variance, net	140,577	-	268,152	168,930
Juice storage	30,179	98,652	(3,512)	548,739
Merchant and factoring fees	4,561	16,605	24,935	22,021
One-time credits, net	-	-	(111,863)	-
Total adjustments	4,345,698	326,287	5,470,592	968,685
Adjusted EBITDA	(1,734,084)	(290,028)	(3,062,430)	(1,679,205)

28

Adjusted EBITDA was $(1.7) million for the second quarter of 2026, compared with $(0.3) million for the second quarter of 2025, and $(3.1) million for the six months ended June 30, 2026 compared with $(1.7) million for the prior-year period. The decline principally reflects the lower gross profit discussed above together with higher ongoing public-company operating costs (annual exchange listing fees, directors’ and officers’ insurance, incremental headcount and ongoing investor-relations costs), which are not added back. One-off deal and direct-listing costs for the second quarter of 2026 comprise the placement agent cash fee ($
0.8 million) and direct-listing legal fees ($
0.6 million
); the six-month amount also includes the initial Nasdaq listing payment. Investor- and public-relations costs are not added back and remain in Adjusted EBITDA. Stock-settled banker and advisory fees comprise the $
1
.9 million
of Direct Listing advisory fees settled in shares during the second quarter and, for the six-month period, also the $
0.7 million s
tock-settled placement agent fee recognized in the first quarter.
Other income (expense)
	Three months ended June 30, 2026	Three months ended June 30, 2025	Dollar Change	Percent Change
Interest income	-	27,752	(27,752)	-100%
Interest expense	(1,337,046)	(491,992)	(845,054)	172%
Change in fair value of derivative liabilities	236,969	-	236,969	N/A
Change in fair value of SAFEs	(10,635)	-	(10,635)	N/A
Other income (expense), net	(480,704)	(52,169)	(428,535)	N/M
Consolidated other income (expense)	(1,591,416)	(516,409)	(1,075,007)	208%

	Six months ended June 30, 2026	Six months ended June 30, 2025	Dollar Change	Percent Change
Interest income	3,709	34,235	(30,526)	-89%
Interest expense	(1,791,902)	(2,036,252)	244,350	-12%
Change in fair value of derivative liabilities	187,753	-	187,753	N/A
Change in fair value of SAFEs	(21,062)	-	(21,062)	N/A
Other income (expense), net	(489,779)	(337,267)	(152,512)	N/M
Consolidated other income (expense)	(2,111,281)	(2,339,284)	228,003	-10%

Total other expense was $(1.6) million for the second quarter of 2026 versus $(0.5) million for the prior-year quarter. Interest expense of $1.3 million for the second quarter of 2026 includes the noncash write-off of the remaining unamortized discount on the Convertible Notes (approximately $1.0 million) upon their automatic conversion at the Direct Listing, partially offset by a $0.2 million gain from the change in fair value of derivative liabilities settled in connection with the conversion. For the six-month period, total other expense improved $0.2 million year-over-year, as the prior-year period included interest and late-fee charges on the Secured Promissory Note prior to its restructuring. Other income (expense), net also improved year-over-year, as the prior-year periods included losses on sales of securities at fair value.
29

Liquidity and Capital Resources
Sources of Liquidity
We have historically funded our operations through issuances of stock, credit facilities, term loans, revenue producing activities, convertible debt, and SAFE agreements. During the second quarter of 2026, we received $7.0 million in aggregate from the issuance of Series C Convertible Preferred Stock and the associated warrant across the First and Second Closings (before a $30,000 transaction expense deduction) under the Streeterville SPA, and our Convertible Notes (aggregate principal of $2.8 million plus accrued interest) converted into common stock, eliminating that indebtedness. As of June 30, 2026, we had cash and cash equivalents of $1.6 million, and the outstanding balance under our ABL was $3.8 million against a maximum credit of $5.0 million (subject to borrowing-base availability).

Based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and the need to raise additional capital to finance our future operations, we have concluded that there is substantial doubt regarding our ability to continue as a going concern within one year after the date of these financial statements.
Cash Flows
	Six months ended June 30, 2026	Six months ended June 30, 2025	Dollar Change
Net cash used in operating activities	(6,131,553)	(1,346,544)	(4,785,009)
Net cash (used in) provided by investing activities	(1,790,310)	753,117	(2,543,427)
Net cash provided by financing activities	8,667,418	806,972	7,860,446
Net increase in cash	745,555	213,545	532,010

Operating activities. Net cash used in operating activities was $6.1 million for the six months ended June 30, 2026, compared with $1.3 million for the prior-year period. The increase in operating cash use reflects the higher net loss, a $1.7 million increase in accounts receivable, a $0.6 million increase in inventory, and a $0.3 million increase in prepaid expenses and other current assets, partially offset by a $1.4 million increase in accounts payable.

Investing activities. Net cash used in investing activities was $1.8 million for the six months ended June 30, 2026, driven by $1.8 million of purchases of related-party investments (the Afterdream and HpO SAFEs), compared with $0.8 million provided in the prior-year period (which included $0.5 million of proceeds from investment sales and $0.3 million from notes receivable).

Financing activities. Net cash provided by financing activities was $8.7 million for the six months ended June 30, 2026, driven by the $7.0 million Series C issuance, $1.4 million of convertible note proceeds received in the first quarter, $0.9 million of warrant and option exercises, and $0.5 million of net ABL draws, partially offset by $0.5 million of offering costs paid in cash, $0.2 million of debt repayments and the $0.4 million settlement of the repurchase obligation.

Streeterville Capital Prepaid Preferred Purchase
Under the SPA, subsequent purchases of Series C Convertible Preferred Stock (up to the $30.0 million commitment) are at our election during the two-year commitment period, subject to conditions including minimum market capitalization, outstanding-balance limits, minimum median and average daily trading volumes, stockholder-equity thresholds, trading-price conditions relative to the Floor Price, and an effective registration statement. Conversions are initially at a fixed price based on the Nasdaq listing valuation and, after the earlier of 180 days post-listing or specified trigger events (a Trigger Event occurred in July 2026 in connection with the Nasdaq notices described under “Recent Developments” above; see Note 17), at an alternate price equal to the lower of the fixed price and 90% of the lowest daily VWAP in the ten trading days prior to conversion, subject to a floor. We believe this facility will enhance near-term liquidity but will also result in dilution to existing stockholders and could constrain other financing alternatives.
30

Future funding requirements
We anticipate that we will continue to incur net losses for the foreseeable future. As of December 31, 2025, we had $0.8 million in cash and cash equivalents. During the six months ended June 30, 2026, we received $7.0 million from the Series C issuance, $1.4 million from convertible notes (first quarter), and $0.9 million from warrant and option exercises. As of June 30, 2026 we had $1.6 million in cash and cash equivalents. We do not believe that our existing cash and cash equivalents, together with availability under the Streeterville facility and our ABL, will be sufficient to fund our operating plan for the twelve months following the issuance of this Report, and we will require additional capital; see the going-concern discussion below and in Note 2 to our unaudited condensed consolidated financial statements.

Our ability to continue as a going concern for the next twelve months is dependent upon our ability to generate sufficient cash flows from operations to meet our obligations, which we have not been able to accomplish to date, and/or to obtain additional working capital through equity or debt financings, refinancings or extensions of existing obligations, or reductions in operating costs.

Material cash requirements

Our material cash requirements consist primarily of debt obligations, amounts due under SAFEs upon triggering events, leases and licensing fees, payables to inventory suppliers, and payables for professional services. The table below summarizes our material cash requirements as of June 30, 2026, separated between short-term (within the next twelve months) and long-term (thereafter):

Category	Next 12 Months	Thereafter	Total
Secured credit facility principal and interest (1)	$3,789	$—	$3,789
Other debt principal and interest (2)	3,226	177	3,403
SAFEs and convertible instruments (3)	—	541	541
Leases and licensing fees (4)	253	—	253
Supplier payables (5)	6,125	—	6,125
Professional service payables (6)	3,494	—	3,494
Total material cash requirements	$16,887	$718	$17,605

(amounts in thousands)

Note: Amounts reflect contractual obligations and known commitments as of June 30, 2026 and do not include discretionary operating expenditures.

(1) Represents scheduled principal and interest payments under our credit facility, assuming renewal of the credit facility in the ordinary course consistent with historical practice. Amounts are based on contractual repayment terms in effect as of the reporting date and do not reflect potential acceleration resulting from covenant breaches or events of default.

(2) Represents scheduled principal and interest payments under our other indebtedness based on contractual terms in effect as of the reporting date, including the Secured Promissory Note installments under Amendment No. 3. The amounts presented do not reflect potential acceleration, extensions, refinancings, or other modifications that management may pursue.

(3) Our SAFEs and convertible instruments do not require scheduled cash repayment and are generally convertible into equity upon the occurrence of a qualifying financing, liquidity event, or other specified triggering events. As a result, no cash payments are reflected in the short-term column; amounts presented in the long-term column reflect potential settlement amounts only in the event that conversion does not occur.

(4) Represents the $42,248 monthly obligation under the Santa Maria warehouse lease through December 2026. We do not have any other material leases or licensing fees.

(5) Represents payables to various suppliers throughout our supply chain. Management continues to negotiate settlements and extended payment plans with certain vendors, including the conversion of a portion of outstanding payables into term debt.

(6) Represents payables to various professional service providers related primarily to legal and transaction services, including amounts payable to our direct-listing legal counsel, which management intends to negotiate and settle over the next several years through a combination of negotiated reductions and conversions to equity.

Contractual Obligations and Commitments — the Full Glass supplier contracts were amended subsequent to quarter-end by the Full Glass Side Letter Agreement dated July 29, 2026, described in Note 17. Bulk wine contracts are otherwise unchanged in substance from the disclosure in our Q1 2026 Form 10-Q, except as described in Notes 6 and 17.

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
31

Business combinations
The Company accounts for business combinations under ASC 805, Business Combinations, which requires that the assets acquired and the liabilities assumed be recorded at the date of acquisition at their respective fair value and that direct costs of acquisitions be expensed as they are incurred. The excess purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.
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
Stock-based compensation
The Company accounts for stock-based compensation costs under the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, advisors, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. Stock-based compensation is recognized as expense over the employee’s requisite vesting period and over the nonemployee’s period of providing goods or services. The fair value of each stock option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information for its stock. Therefore, it estimates its expected stock price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.
Revenue recognition
The Company recognizes revenue under FASB ASC 606, Revenue from Contracts with Customers. The Company derives its revenue primarily through the sale of alcohol and non-alcoholic spirits, wine, seltzers, and personal care products in both wholesale and direct to consumer channels. The Company’s revenue generating activities have a single performance obligation and are recognized when the ordered goods are shipped to the end customer, which is when control transfers. Net revenues reflect reductions attributable to consideration given to customers in various customer incentive programs, including pricing discounts on single transactions, volume discounts, promotional and advertising allowances, coupons, and rebates. The determination of the reduction of the transaction price for variable consideration requires certain estimates and assumptions that affect the timing and amounts of revenue and liabilities recognized. All such estimates were not material for the three and six months ended June 30, 2026 and June 30, 2025.
32

Critical estimates
Inventory valuation
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method and includes materials, labor, and applicable overhead. We regularly evaluate inventory for potential obsolescence, slow-moving or excess quantities, spoilage, shrinkage, and changes in net realizable value. These estimates require management judgment and are influenced by factors such as changes in consumer demand, supply chain disruptions, inflation, and raw material price volatility, any of which could materially impact our results. Estimation in the periods presented included expected losses on long-term supply contracts where the net realizable value of certain inventoriable goods are believed to be below the contractual purchase price. As it pertains to the Company’s bulk wine purchase, this includes consideration of the varietal, vintage, and volume of product versus the market price.
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
Fair value of equity awards
We grant equity-based awards for compensation purposes. The measurement of compensation expense for these awards requires management to estimate the fair value of the underlying common stock (for awards granted prior to our Direct Listing), as well as the awards on the grant date, which require assumptions regarding expected term, volatility, dividend yield, and forfeiture rates. Changes in these assumptions could materially affect the amount of expense recognized in our financial statements.
Fair value measurements of investments
The Company measures certain investments at fair value on a recurring basis under ASC 820, using Level 3 inputs due to significant unobservable assumptions. Fair value is determined using a market-based approach that considers comparable company multiples, liquidity discounts, and recent transactions, including partial investment sales. Changes in these assumptions could materially affect the valuation. There were no changes in valuation methodologies during the six months ended June 30, 2026.
33

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
Convertible debt
The accounting for the Company’s convertible promissory notes and associated warrants requires the application of complex accounting guidance and the use of significant estimates and assumptions. The Company evaluated the embedded conversion features and related warrants under applicable accounting standards to determine whether these instruments qualify for equity classification or must be accounted for as derivative liabilities. For those features that do not qualify for equity classification, the Company records them at fair value as derivative liabilities, with changes in fair value recognized in earnings until settlement or expiration. The Convertible Notes converted into Common Stock upon the Direct Listing in May 2026 (see Note 10).
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
Emerging Growth Company and Smaller Reporting Company Status
The Jumpstart Our Business Startups Act of 2012 permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period. As a result of this election, our consolidated financial statements may not be comparable to other public companies that comply with new or revised accounting pronouncements as of public company effective dates.
34

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Global Trade Environment
We continue to monitor developments in global trade policy, including the potential for new or increased tariffs and retaliatory actions by trading partners. These factors may impact our sourcing, cost structure, and international growth strategy, and we actively evaluate mitigation strategies to limit potential adverse effects. We expect certain market conditions and their related impacts to persist through fiscal 2026, which could materially affect our results of operations and financial condition. We regularly evaluate margin profiles on all of our imported products and action on mitigation strategies to reduce the impact of tariffs or other global market factors, including pricing actions, productivity improvements, inventory management, and optimized marketing, which may not be sufficient in all cases. Additionally, severe weather events could adversely impact both our supply chain and consumer purchasing behavior.
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
35

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
In connection with the preparation of this Quarterly Report on Form 10-Q, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, and as a result of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level.
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

36

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
Changes in Internal Control Over Financial Reporting
Except for the ongoing implementation of the remediation activities described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
37

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations carefully consider the factors discussed in “Risk Factors” of our Prospectuses dated May 18, 2026 and July 6, 2026, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal year 2026 to the risk factors that were included in such Prospectuses. The risks described in our Prospectuses and herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows and/or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On April 8, 2026, at the first closing (the “First Closing”) under the Securities Purchase Agreement, dated as of March 17, 2026 (as amended by the Global Amendment dated April 7, 2026, the “SPA”) by and between the Company and Streeterville Capital, LLC, the Company issued 28,125 shares of Common Stock to Streeterville Capital, LLC as Commitment Shares. The number of Commitment Shares was determined pursuant to the Amendment as $450,000 divided by the Expected Reference Price of $16.00 per share, rounded down to the nearest whole share. No cash consideration was received by the Company for the Commitment Shares. The Commitment Shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D.

On May 20, 2026, we completed the second closing (the “Second Closing”) under the SPA with Streeterville Capital, LLC. At the Second Closing, we issued and sold to the Investor 7,000 shares of Series C Convertible Preferred Stock, par value $0.00001 per share, for an aggregate purchase price of $6,990,000, less a $30,000 transaction expense amount payable to the Investor. The shares were issued in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. The Second Closing was previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on June 29, 2026.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits
Exhibit No.	Description
3.1	Eighth Amended and Restated Certificate of Incorporation (Incorporated by Reference to Exhibit 3.1 to the Company’s Form S-1, filed with the SEC on April 30, 2026).
3.2	Bylaws (Incorporated by Reference to Exhibit 3.2 to the Company’s Form S-1, filed with the SEC on April 9, 2026).
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
38

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 14
, 2026
AMASS Brands Inc

By:	/s/ Mark T. Lynn
Mark T. Lynn
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Zachary Ament
Zachary Ament
Chief Financial Officer
(Principal Financial and Accounting Officer)
39